Form 10-Q
period 1994-01-31
ARBOR DRUGS INC
filed 1994-02-24
CIK 791048

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------





[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1994
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                      Commission file number:  0-14491
                                               -------



                             ARBOR DRUGS, INC.
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Michigan                                  38-2054345
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                            3331 West Big Beaver
                           Troy, Michigan  48084
                               (810) 643-9420
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at February 22, 1994
- ----------------------------               --------------------------------
Common Stock, $.01 par value                          16,303,623

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                   Page No.
                                                                   --------
     PART I   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets -
                January 31, 1994 and July 31, 1993                        3

               Condensed Consolidated Statements of Income -
                Three and Six Months ended January 31, 1994
                and 1993                                                  4

               Condensed Consolidated Statements of Cash Flows
                - Six Months Ended January 31, 1994 and 1993              5

               Notes to Condensed Consolidated Financial
                Statements                                              6-7

     Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition          8-10


     PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          11

     Item 4.  Submission of Matters to a Vote of Security Holders        12

     Item 6.  Exhibits and Reports on Form 8-K                           13







































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

                           ARBOR DRUGS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

      (Dollars In Thousands)

                                                       January 31,      July 31,
      ASSETS                                              1994            1993
                                                       ----------       --------
      Current assets:
            Cash and cash equivalents                   $ 31,430        $ 41,392
            Short-term investments                           953           3,475
            Accounts receivable                           11,817           8,313
            Inventory                                     83,707          70,341
            Deferred taxes                                 6,293           8,424
            Prepaid expenses                               1,798           1,882
                                                        --------        --------
                  Total current assets                   135,998         133,827
                                                        --------        --------
      Property and equipment:
            Land and land improvements                     8,761           8,937
            Buildings                                     12,720          14,194
            Furniture, fixtures and equipment             49,136          47,207
            Leasehold improvements                        29,273          27,982
                  Less accumulated depreciation          (36,852)        (33,095)
                                                        ---------       ---------
                                                          63,038          65,225
                                                        --------        --------
      Other assets:
            Intangible assets                             22,071          16,527
            Property held for resale                       3,243            -
                                                        --------        --------
                                                          25,314          16,527
                                                        --------        --------
                                                       $ 224,350        $215,579
                                                       ---------        --------
      LIABILITIES

      Current liabilities:
            Notes payable, current portion             $  1,350         $  1,339
            Accounts payable                             46,758           41,561
            Liability for third-party settlement
             and related expenses                        10,575           16,000
            Accrued rent                                  4,531            3,795
            Accrued compensation and benefits             4,205            3,461
            Income tax payable                            2,473            3,627
            Accrued expenses                              1,833            1,437
                                                       --------         --------
                  Total current liabilities              71,725           71,220
                                                       --------         --------
      Notes payable, net of current portion              17,529           18,151
      Deferred income tax                                 6,939            7,008
      Minority interest in subsidiaries                     659              727
                                                       --------         --------

                                                         25,127           25,886
                                                       --------         --------
      SHAREHOLDERS' EQUITY

      Preferred stock:  $.01 par value; 2,000,000
            share authorized; none issued                  -                -
      Common stock:  $.01 par value; 40,000,000
            shares authorized; 16,270,323 and 16,242,873
            issued and outstanding, respectively            163              162
      Additional paid-in capital                         45,795           45,463
      Retained earnings                                  81,540           72,848
                                                       --------         --------
                                                        127,498          118,473
                                                       --------         --------
                                                       $224,350         $215,579
                                                       --------         --------

                     The accompanying notes are an integral part of the condensed consolidated financial statements.

NYFS01...:\08\16508\0001\7120\FRM22394.M00


                             ARBOR DRUGS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)




      (Amounts In Thousands, Except         Three Months Ended      Six Months Ended
         Per Share Data)                        January 31,            January 31,
                                            ------------------      ----------------
                                            1994        1993        1994        1993
                                          --------    --------    --------    --------
      Net sales                           $159,596    $140,412    $303,400    $264,661

      Costs and expenses:
            Cost of sales                  117,133     102,569     222,757     193,483
            Selling, general and
              administrative                32,435      29,844      64,320      57,584
                                          --------    --------    --------    --------
            Income from operations          10,028       7,999      16,323      13,594

      Interest expense                        (456)       (411)       (889)       (919)
      Interest income                          260         218         531         468
                                          --------    --------    --------    --------
            Income before income tax         9,832       7,806      15,965      13,143

      Provision for income tax               3,358       2,605       5,486       4,100
                                          --------    --------    --------    --------
              Net income                  $  6,474    $  5,201    $ 10,479    $  9,043
                                          ========    ========    ========    ========
      Earnings per common share              $ .40       $ .32       $ .64       $ .56
                                          ========    ========    ========    ========
      Weighted average number of
        common shares outstanding           16,255      16,214      16,250      16,201
                                          ========    ========    ========    ========
      Cash dividend per common share        $0.060      $0.050      $0.110      $0.085
                                          ========    ========    ========    ========








                       The accompanying notes are an integral part of the condensed consolidated financial statements.





















     NYFS01...:\08\16508\0001\7120\FRM22394.M00


                            ARBOR DRUGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                   Six Months Ended
      (Dollars In Thousands)                                          January 31,
                                                                  ------------------
                                                                    1994            1993
                                                                  -------         -------
      Operating activities:
            Net income                                            $10,479         $ 9,043
            Adjustments to reconcile to net cash
             provided by operations:
              Depreciation                                          4,397           4,040
              Amortization                                          1,755           1,377
              Changes in operating assets and liabilities:
                  Accounts receivable                              (3,504)         (3,872)
                  Inventory                                       (13,366)         (5,709)
                  Prepaid expenses                                     84          (1,395)
                  Accounts payable                                  5,197           2,217
                  Third-party settlement
                   and related expenses                            (5,425)             -
                  Accrued expenses                                  1,876           1,087
                  Income tax payable                               (1,154)           (186)
                  Deferred income tax                               2,062              21
                                                                  -------         -------
                    Net cash provided by operations                 2,401           6,623
                                                                  -------         -------
      Investing activities:
        Purchase of property and equipment, net                    (2,210)         (7,062)
        Purchase of intangible assets                              (7,367)         (1,829)
        Maturity of short-term investments                          2,522             210
        Purchase of property held for development or resale        (3,243)            -
                                                                  -------         -------
                    Net cash used in investing activities         (10,298)         (8,681)
                                                                  -------         -------

      Financing activities:
        Principal payments on debt                                   (611)        (20,729)
        Dividends paid                                             (1,787)         (1,377)
        Proceeds from borrowing                                        -            6,450
        Proceeds from exercise of stock options                       333             394
                                                                  -------         -------
                    Net cash used in financing activities          (2,065)        (15,262)
                                                                  -------         -------
      Net decrease in cash and cash equivalents                    (9,962)        (17,320)
      Cash and cash equivalents at beginning of period             41,392          47,755
                                                                  -------         -------
      Cash and cash equivalents at end of period                  $31,430         $30,435
                                                                  =======         =======

        Cash paid for income tax                                  $ 4,376         $ 4,099
                                                                  =======         =======
        Cash paid for interest                                    $   943         $   888
                                                                  =======         =======


                     The accompanying notes are an integral part of the condensed consolidated financial statements.








     NYFS01...:\08\16508\0001\7120\FRM22394.M00

                     ARBOR DRUGS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


     1.   BASIS OF PRESENTATION

               The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at January 31, 1994 and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1993. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

     2.   INVENTORY VALUATION

               Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based upon estimates of gross profit rates, inflation rates and inventory levels, and is adjusted for the results of physical inventories when taken.

     3.   LEGAL PROCEEDINGS

               As discussed in the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, the Company settled a contractual dispute with Blue Cross of Michigan relating to its reimbursement practices, and the United States Attorney for the Eastern District of Michigan (the "United States Attorney") has been investigating the Company's third-party reimbursement practices for possible criminal violations. The Company does not believe that it has engaged in any conduct that should result in criminal charges being brought. Although the criminal investigation has not been discontinued, in February 1994, at the request of the United States Attorney, the Company agreed that information that the Company and others had furnished in connection with the criminal investigation could be used as part of a review by the Civil Division of the United States Attorney's office, in
























     NYFS01...:\08\16508\0001\7120\FRM22394.M00
          conjunction with the Department of Health and Human Services ("HHS"), of possible excess Medicaid reimbursement claims by the Company under the federal False Claims Act. The Company understands that the review is at an early stage and, to date, neither the Civil Division nor HHS has asserted any claim against the Company. The Company believes it is premature to assess the effect on the Company of these investigations or any claims that may be asserted as a result thereof.


































































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     RESULTS OF OPERATIONS

     Net Sales
     ---------
               Net sales increased by 13.7% and 14.6% for the three and six months ended January 31, 1994, respectively, over the comparable periods of the prior year. The increases were primarily attributable to increases of 7.1% and 8.1% in comparable store sales (sales by stores in operation for at least 12 months) for the three and six months ended January 31, 1994, respectively. In addition, sales increased due to the opening of new drugstores. The Company operated 152 stores at the end of the current fiscal quarter, as compared to 131 stores at the end of the second quarter of fiscal 1993. Nine of the 21 additional stores were added during the last two weeks of the quarter ended January 31, 1994.

          Cost of Sales
          -------------
               Cost of sales as a percentage of net sales, for the three and six months ended January 31, 1994, was 73.4%. The percentages for the comparable periods of the prior year were 73.0% and 73.1%, respectively. The increases in the cost percentages principally reflect rising pharmaceutical product costs and the resulting gross margin pressure due to the reimbursement practices of the Company's third party provider programs and the increase in pharmacy sales as a percentage of total sales.

          Selling, General and Administrative Expense
          -------------------------------------------
               Selling, general and administrative expense as a percentage of net sales, was 20.3% and 21.2% for the three and six months ended January 31, 1994, respectively, as compared to 21.3% and 21.8% for the comparable periods of the prior year. The decrease in the three and six month percentages was primarily due to the fact that selling, general and administrative expense in the quarter ended January 31, 1993, included a one-time charge of $1,025,000 owing to the disposition of a lease dispute. Additionally, the percentages declined due to the Company's disciplined expense control and leveraging provided by higher sales.




























     NYFS01...:\08\16508\0001\7120\FRM22394.M00

          Interest Expense
          ----------------
               Interest expense net of interest income, for the three and six months ended January 31, 1994 was $196,000 and $358,000, respectively, as compared to $193,000 and $451,000 in the comparable periods of the prior year. The decrease in net interest expense for the six months ended January 31, 1994, is due to higher cash balances during that time period, due primarily, to the repayment of a $20,000,000 note in the second half of fiscal 1993.

          Provision for Income Tax
          ------------------------
               The provision for income tax as a percentage of income before income tax, was 34.2% and 34.4%, respectively, for the three and six months ended January 31, 1994, as compared to 33.4% and 31.2% in the three and six months ended January 31, 1993, respectively. The increase in the percentages for the three and six month periods was due to an increase in the corporate federal statutory tax rate to 35 percent, effective January 1, 1993. Additionally, impacting the increase in the percentage for the six-month period ended January 31, 1994, was the adoption in the first quarter of fiscal 1993 of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The benefit of adopting this statement for the six months ended January 31, 1993, was a decrease in the provision for income tax in the amount of $285,000.


     FINANCIAL CONDITION

               Cash flow provided by operations for the six months ended January 31, 1994 was $2,401,000. These funds, in addition to cash, cash equivalents and short-term investments available at the beginning of the current fiscal year, were principally used for capital expenditures, payment of dividends and debt retirement, which totaled $15,218,000 for the six month period. For the first half of the current fiscal year, total net use of cash and cash equivalents was $9,962,000, including the first third of the Company's $15 million settlement of a contractual dispute with Blue Cross of Michigan. The remainder of the settlement will be paid within the next twelve months. For information with respect to certain related matters, see
          Note 3 of Notes to Condensed Consolidated Financial Statements and Item 1 of this Report.


























     NYFS01...:\08\16508\0001\7120\FRM22394.M00

               During the fiscal year ending July 31, 1994, the Company plans to open or acquire approximately 18 to 20 stores, including 10 drugstores that were acquired from a drugstore chain in January 1994. One of the ten stores acquired from the drugstore chain was consolidated with the operations of an existing Company drugstore. The Company is also evaluating the possibility of consolidating one or more of the remaining acquired stores into existing Arbor drugstores. As of February 24, 1994, 14 new stores have been opened or acquired during the current fiscal year. Construction delays due to unseasonably cold weather in southeastern Michigan will defer the opening of several stores from the second half of fiscal 1994 to the first half of fiscal 1995.

               The Company believes that existing cash, cash equivalents and short-term investments and cash provided from operations, together with funds available under a $50 million line of credit, will be adequate for anticipated expansion and working capital needs arising in the ordinary course of business during the current fiscal year.





















































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

     PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings
               -----------------
               As discussed in the Company's Annual Report on Form 10-K for its fiscal year ended July 31, 1993, the Company settled a contractual dispute with Blue Cross of Michigan relating to its reimbursement practices, and the United States Attorney for the Eastern District of Michigan (the "United States Attorney") has been investigating the Company's third-party reimbursement practices for possible criminal violations. The Company does not believe that it has engaged in any conduct that should result in criminal charges being brought. Although the criminal investigation has not been discontinued, in February 1994, at the request of the United States Attorney, the Company agreed that information that the Company and others had furnished in connection with the criminal investigation could be used as part of a review by the Civil Division of the United States Attorney's office, in conjunction with the Department of Health and Human Services ("HHS"), of possible excess Medicaid reimbursement claims by the Company under the federal False Claims Act. The Company understands that the review is at an early stage and, to date, neither the Civil Division nor HHS has asserted any claim against the Company. The Company has also been advised that the Securities and Exchange Commission is investigating the Company's reporting of related matters. The Company believes it is premature to assess the effect on the Company of these investigations or any claims that may be asserted as a result thereof.













































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
               The Annual Meeting of Shareholders of the Company was held on December 7, 1993. At the annual meeting, the following persons were elected as directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:


                                                  Votes
                                        -----------------------
            Name                           For         Withheld
          --------                      ---------      --------
          Eugene Applebaum              13,438,635       21,742
          Markus M. Ernst               13,439,537       20,840
          Gilbert C. Gerhard            13,407,532       52,845
          David B. Hermelin             13,440,162       20,215
          Spencer M. Partrich           13,440,062       20,315
          Laurie M. Shahon              13,440,537       19,840
          Samuel Valenti III            13,440,587       19,790


               There were 750 broker non-votes and no abstentions in connection with the election of the directors at the annual meeting.

               In addition, at the annual meeting, the adoption of the Company's Amended and Restated Stock Option Plan, pursuant to which the number of shares available for grant under the Plan was increased from 1,537,500 shares to 2,537,500 shares, was approved by the Company's shareholders by a vote of 10,486,381 shares for the adoption and 1,535,293 shares against adoption, with 40,926 shares abstaining and 1,397,777 broker non-votes.








































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------
         (a)  Exhibit 11:  Computation of Earnings Per Share

         (b)  Reports on Form 8-K:

                   NONE


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ARBOR DRUGS, INC.
                                               -----------------
                                                (Registrant)





     DATED:   February 24, 1994          /s/ Gilbert C. Gerhard
            ---------------------       ------------------------------
                                        Gilbert C. Gerhard
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)











































     NYFS01...:\08\16508\0001\7120\FRM22394.M00

                                  EXHIBIT INDEX


     Exhibit No.         Description
     -----------         -----------
     Exhibit 11          Computation of Earnings Per Share
































































     NYFS01...:\08\16508\0001\7120\FRM22394.M00