Form 10-Q
period 1994-04-30
ARBOR DRUGS INC
filed 1994-06-10
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended   April 30, 1994   Commission File Number 0-14491
                       ----------------                          -------

                               ARBOR DRUGS, INC.
                               -----------------
            (Exact name of registrant as specified in its charter)


              State of Michigan                          38-2054345
       -------------------------------               -------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

            3331 West Big Beaver, Troy, Michigan              48084
          ----------------------------------------          --------
         (Address of principal executive offices)          (Zip Code)

                                 810-643-9420
                                 ------------
            (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X       No
          ---------      --------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                       Outstanding at June 8, 1994
      ----------------------------          ------------------------------
      Common Stock, $.01 par value                     16,331,543


                                                 Total pages:       12
                                                 Index to exhibits: 11

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                   Page No.
                                                                   --------
     PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                April 30, 1994 and July 31, 1993                      3

              Condensed Consolidated Statements of Operation -
                Three and Nine Months ended April 30, 1994
                and 1993                                              4

              Condensed Consolidated Statements of Cash Flows
                - Nine Months Ended April 30, 1994 and 1993           5

              Notes to Condensed Consolidated Financial
                Statements                                            6

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition         7


     PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       10

     Item 6.  Exhibits and Reports on Form 8-K                        12

                           ARBOR DRUGS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

      (Dollars In Thousands)

                                                         April 30,           July 31,
      ASSETS                                               1994                1993
                                                        ----------          ---------
      Current assets:
        Cash and cash equivalents                       $ 34,755             $ 41,392
        Short-term investments                             2,900                3,475
        Accounts receivable                               13,380                8,313
        Inventory                                         79,300               70,341
        Deferred taxes                                     5,192                8,424
        Prepaid expenses                                   2,252                1,882
                                                        --------             --------
          Total current assets                           137,779              133,827
                                                        --------             --------
      Property and equipment:
        Land and land improvements                        10,460                8,937
        Buildings                                         14,259               14,194
        Furniture, fixtures and equipment                 49,766               47,207
        Leasehold improvements                            30,684               27,982
           Less accumulated depreciation                 (38,586)             (33,095)
                                                        ---------            ---------
                                                          66,583               65,225
                                                        --------             --------
      Intangible assets                                   22,334               16,527
                                                        --------             --------
                                                        $226,696             $215,579
                                                        ========             ========
      LIABILITIES

      Current liabilities:
        Notes payable, current portion                  $  1,355             $  1,339
        Accounts payable                                  46,382               41,561
        Liability for third-party
          settlements and related costs                   17,505               16,000
        Accrued rent                                       4,547                3,795
        Accrued compensation and benefits                  4,192                3,461
        Income tax payable                                 1,038                3,627
        Accrued expenses                                   1,776                1,437
                                                        --------             --------
          Total current liabilities                       76,795               71,220
                                                        --------             --------
      Notes payable, net of current portion               16,965               18,151
      Deferred income tax                                  6,904                7,008
      Minority interest in subsidiaries                      682                  727
                                                        --------             --------

                                                          24,551               25,886
                                                        --------             --------
      SHAREHOLDERS' EQUITY

      Preferred stock:  $.01 par value; 2,000,000
        share authorized; none issued                        -                   -
      Common stock:  $.01 par value; 40,000,000
        shares authorized; 16,312,893 and 16,242,873
        issued and outstanding, respectively                 163                  162
      Additional paid-in capital                          46,250               45,463
      Retained earnings                                   78,937               72,848
                                                        --------             --------
                                                         125,350              118,473
                                                        --------             --------
                                                        $226,696             $215,579
                                                        ========             ========

                     The accompanying notes are an integral part of the condensed consolidated financial statements.


                               ARBOR DRUGS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                           (UNAUDITED)

                                                    Three Months Ended                  Nine Months Ended
                                                         April 30,                           April 30,
        (Amounts In Thousands, Except            ------------------------          -------------------------
          Per Share Data)
                                                    1994             1993             1994             1993
                                                  -------          -------          --------         --------
        Net sales                                 $155,629         $133,572         $459,029         $398,233

        Costs and expenses:
           Cost of sales                           114,281           97,625          337,038          291,108
           Selling, general and
             administrative                         34,194           29,892           98,515           87,476
           Provision for third-party settlement      7,000               -             7,000               -
                                                  --------         --------         --------         --------
             Income from operations                    154            6,055           16,476           19,649

        Interest expense                              (476)            (400)          (1,365)          (1,319)
        Interest income                                232              203              763              671
                                                  --------         --------         --------          -------
             Income (loss) before income tax           (90)           5,858           15,874           19,001

        Provision for income tax                     1,533            1,980            7,019            6,080
                                                  --------         --------         --------          -------
               Net income (loss)                  $ (1,623)        $  3,878         $  8,855         $ 12,921
                                                  =========        ========         ========         ========
        Earnings (loss) per common share             ($.10)           $ .24            $ .54            $ .80
                                                  =========        ========         ========         ========
        Weighted average number of
           common shares outstanding                16,307           16,227           16,268           16,210
                                                  ========         ========         ========         ========
        Cash dividend per common share               $ .06            $ .05            $.170           $ .135
                                                  ========         ========         ========         ========









                         The accompanying notes are an integral part of the condensed consolidated financial statements.



                            ARBOR DRUGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                                   Nine Months Ended
      (Dollars In Thousands)                                           April 30,
                                                                  --------------------
                                                                    1994          1993
                                                                  -------       -------
      Operating activities:
        Net income                                                $ 8,855       $12,921
        Adjustments to reconcile to net cash
        provided by operations:
          Depreciation                                              6,677         6,098
          Amortization                                              2,827         2,111
          Changes in operating assets and liabilities:
             Accounts receivable                                   (5,067)        3,147
             Inventory                                             (8,959)       (6,464)
             Prepaid expenses                                        (370)         (519)
             Accounts payable                                       4,821         8,267
             Third-party settlements                                1,505           -
             Accrued expenses                                       1,822           978
             Income tax payable                                    (2,589)         (360)
             Deferred income tax                                    3,128           165
                                                                  -------       -------
               Net cash provided by operations                     12,650        26,344
                                                                  -------       -------
      Investing activities:
        Purchase of property and equipment, net                    (8,035)      (10,116)
        Purchase of intangible assets                              (8,678)       (3,347)
        Proceeds from (purchase of) short-term investments            575        (4,320)
                                                                  -------       --------
               Net cash used in investing activities              (16,138)      (17,783)
                                                                  --------      --------

      Financing activities:
        Principal payments on debt                                 (1,170)      (21,307)
        Dividends paid                                             (2,766)       (2,189)
        Proceeds from borrowings                                      -           6,450
        Proceeds from exercise of stock options                       787           616
                                                                  -------       -------
               Net cash used in financing activities               (3,149)      (16,430)
                                                                  -------       --------
      Net decrease in cash and cash equivalents                    (6,637)       (7,869)
      Cash and cash equivalents at beginning of period             41,392        47,755
                                                                  -------       -------
      Cash and cash equivalents at end of period                  $34,755       $39,886
                                                                  =======       =======

      Cash paid for income tax                                    $ 6,124       $ 6,073
                                                                  =======       =======
      Cash paid for interest                                      $ 1,548       $ 1,524
                                                                  =======       =======




                     The accompanying notes are an integral part of the condensed consolidated financial statements.


                      ARBOR DRUGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


     1.  Basis of Presentation

          The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at April 30, 1994 and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1993. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

     2.  Inventory Valuation

          Inventory at interim periods is valued on a last-in, first-out
     (LIFO) basis which is determined based upon estimates of gross profit rates, inflation rates and inventory levels, which is adjusted for the results of physical inventories when taken.

     3.  Legal Proceedings

          The Company entered into a settlement, dated June 7, 1994, with the United States and the State of Michigan resolving claims under the Federal False Claims Act and other statutes arising out of the Company's alleged overstatement of drug acquisition costs in its billings to certain third-party providers during the period from 1988 to the present. In connection with the settlement, the Company agreed, without admitting any fault, to pay $7,000,000 and to modify its drug acquisition cost formula for Medicaid reimbursement claims.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     RESULTS OF OPERATIONS

          References to years are to the Company's fiscal years, which end July 31.

     Net Sales
     ---------
          Net sales increased by 16.5% and 15.3% for the three and nine months ended April 30, 1994, respectively, over the comparable periods of the prior year. The increases were primarily attributable to the opening of new drugstores and increases of 6.8% and 7.7% in comparable store sales (sales by stores in operation for at least 12 months) for the three and nine months ended April 30, 1994, respectively. Comparable store sales for the quarter were negatively impacted by inclement weather experienced throughout much of February 1994. As of April 30, 1994 the Company operated 153 stores, compared to 134 stores as of April 30, 1993.

          Pharmacy sales represented 50.1 percent of total sales for the third quarter of 1994 and 48.8 percent of total sales for the first nine months of 1994. Comparable store pharmacy sales increased 10.2 percent for the quarter and 12.4 percent for the first nine months of 1994.

     Cost of Sales
     -------------
          Cost of sales represented 73.4% of net sales for both the three and nine months ended April 30, 1994 compared to 73.1% for both periods of the prior year. The increase in the 1994 cost percentages reflected rising pharmaceutical product costs and the resulting gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Reimbursement from third-party providers generally consists of an amount to reimburse the Company for product costs for the prescription drugs dispensed, plus a dispensing fee, which represents compensation to the Company for the services it renders. As drug costs increase, or new drug products having a higher cost are sold, the gross margin percentage for pharmaceutical sales will decline, because the fixed dispensing fee remains the same pursuant to the applicable third-party program.


     Selling, General and Administrative Expense
     -------------------------------------------
          Selling, general and administrative expense (SG&A) as a percentage of net sales was 22.0% and 21.5% for the three and nine months ended April 30, 1994, respectively, compared to 22.4% and 22.0% for the comparable periods of the prior year. The decrease in the percentages was due primarily to the distribution of the Company's fixed costs over a larger sales base and the Company's cost containment efforts. Also contributing to the decrease between the comparable nine month periods was the inclusion of a one-time charge of $1,025,000, relating to the resolution of a lease dispute, which occurred in the second quarter of 1993.

     Provision for Third-Party Settlement and Related Expenses
     ---------------------------------------------------------
          The Company entered into a settlement, dated June 7, 1994, with the United States and the State of Michigan resolving claims under the Federal False Claims Act and other statutes arising out of the Company's alleged overstatement of drug acquisition costs in its billings to certain third-party providers during the period from 1988 to the present. In connection with the settlement, the Company agreed, without admitting any fault, to pay $7,000,000 and to modify its drug acquisition cost formula for Medicaid reimbursement claims. The Company estimates that had the modified Medicaid reimbursement formula been applied during the first nine months of 1994, the Company's net income would have been reduced by approximately $400,000. The Company believes that such modification will not have a material adverse effect upon future results of operations.

     Provision for Income Tax
     ------------------------
          The provision for income taxes for both the three and nine months ended April 30, 1994 reflects the Company's preliminary assessment that the after-tax effect of the Company's settlement with the United States and the State of Michigan will be approximately $6.1 million. Excluding the effects of this settlement, the provision for income tax as a percentage of income before income tax would have been 34.7% and 34.5%, respectively, for the three and nine months ended April 30, 1994, compared to 33.8% and 32.0% for the three and nine months ended April 30, 1993. In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The benefit of adopting this statement for the three and nine months ended April 30, 1993 was a decrease in the provision for income tax in the amount of $285,000, resulting in a decrease in the effective tax rate for that period.

     FINANCIAL CONDITION

          Cash flow provided by operations for the nine months ended April 30, 1994 was $12,650,000. These funds, in addition to a portion of the cash and cash equivalents and short-term investments available at the beginning of the current fiscal year, were used principally for acquisitions, payment of dividends and debt retirement, which totaled $20,649,000 for the period. For the first nine months of the current fiscal year, total net use of cash and cash equivalents was $6,637,000, including payment of one-third of the Company's $15 million settlement with Blue Cross of Michigan. The remainder of the settlement will be paid within the next six months. In addition, during the fourth quarter of fiscal 1994 the Company will pay $7,000,000 in connection with the Company's settlement with of the United States and the State of Michigan. See Note 3 of Notes to Condensed Consolidated Financial Statements.

          From the beginning of the current fiscal year through June 6, 1994, 16 new stores have been opened or acquired, including 10 acquired from a drugstore chain in January 1994. Of the acquired stores, one has been consolidated with the operations of an existing Company drugstore, a second will be consolidated during the fourth quarter of 1994 and the Company is evaluating the possibility of consolidating one or more others. During the third quarter of 1994, the Company also sold the prescription files of an underperforming drugstore and closed the store. The Company expects to open or acquire two additional stores during the remainder of the current fiscal year.

          The Company believes that existing cash, cash equivalents and short-term investments and cash provided from operations, together with funds available under a $50 million line of credit, will be adequate for the Company's needs during the current fiscal year.

     PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings

          The Company entered into a settlement, dated June 7, 1994, with the United States and the State of Michigan resolving claims under the Federal False Claims Act and other statutes arising out of the Company's alleged overstatement of drug acquisition costs in its billings to certain third-party providers during the period from 1988 to the present. In connection with the settlement, the Company agreed, without admitting any fault, to pay $7,000,000 and to modify its drug acquisition cost formula for Medicaid reimbursement claims.

          In connection with the previously reported investigation by the Securities and Exchange Commission, a formal order of investigation has been issued and the Company is in the process of complying with a request for documentation.

     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------
     (a)  Exhibits:

          11.1   Computation of Earnings Per Share    Page 12

     (b)   Reports on Form 8-K:

          None





                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ARBOR DRUGS, INC.
                                               -----------------
                                                (Registrant)





     DATED:     June 9, 1994          /s/ Gilbert C. Gerhard
            --------------------   ----------------------------
                                   Gilbert C. Gerhard
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)