Form 10-K
period 1994-07-31
ARBOR DRUGS INC
filed 1994-10-17
CIK 791048

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1994
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14491

                               ARBOR DRUGS, INC.
             (Exact name of registrant as specified in its charter)

            Michigan                           38-2054345
 (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

  3331 West Big Beaver, Troy, Michigan                      48084
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code - (810) 643-9420

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 13, 1994, was $343,233,303.

        The number of outstanding shares of the registrant's common stock as of October 13, 1994 was 16,344,443.

        Applicable portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on December 6, 1994, are incorporated by reference in
Part III of this Form.

                                     PART I

 Item 1.   Business

 General

         Arbor Drugs, Inc. (the "Company") is the second largest drugstore chain in Michigan, based on total revenues, with 154 stores located primarily in southeastern Michigan, as of July 31, 1994.

         Unless the context otherwise requires, references to the "Company" include the Company's consolidated subsidiaries. References to a fiscal year are to the twelve months ended July 31.

 Products

         The Company's drugstores sell four principal categories of products: prescription drugs, health and beauty aids (including proprietary drugs and cosmetics), photofinishing and film and general merchandise. General merchandise includes seasonal and promotional goods, greeting cards, convenience foods and alcoholic and non-alcoholic beverages. In fiscal 1994, prescription drugs accounted for approximately 49.0 percent, health and beauty aids for approximately 21.6 percent, photofinishing and film for approximately
4.6 percent and general merchandise for approximately 24.8 percent of the Company's net sales. Contributions to net sales are not indicative of contributions to income from operations because gross margins vary among product categories and products within each category.

         The Company's business normally generates somewhat higher revenues during its second and fourth fiscal quarters (the Christmas and summer seasons). The Company believes that these higher revenues, in combination with the fixed nature of certain administrative and store operating costs and seasonal changes in product mix, result in higher operating income for these periods.

 Merchandising and Marketing

         The Company's merchandising strategy is to offer a broad selection of traditional drugstore items, including both nationally advertised and private label brand products. Substantially all products are offered at discounted prices. The Company emphasizes value and customer service in attractive, conveniently located drugstores. It uses color, signs, packaging and other merchandising aids to reinforce its name and low prices, and to showcase its products.

         The pharmacy department in each drugstore carries a complete line of both brand name and generic drugs. The Company has been expanding its prescription drug business by promoting the use of less costly generic drugs, whenever possible, and by entering into arrangements with insurance companies, health maintenance organizations ("HMOs") and other health care groups for the sale of prescription drugs under third-party reimbursement programs. See "Significant Customers" below.

         As part of the Company's merchandising of pharmaceutical products, each pharmacy department utilizes Arbortech Plus(SM), a computerized pharmacy system. Arbortech Plus(SM) enables the Company's pharmacists to recall a customer's medical history, with a view to identifying possible allergies, drug interactions or therapeutic duplication, and to provide customers with a complete record for tax or reimbursement purposes. This system affords each of the Company's drugstores access to this information, thus enabling customers to be served by any store in the chain. Arbortech Plus(SM) also enables the Company to identify generic equivalents of brand name drugs, centrally control prescription prices, increase the speed of processing prescriptions and reduce the paperwork normally involved in, and thus expedite the collection of amounts due the Company under, third-party reimbursement programs.

         The Company promotes its private label Arbor(TM) brand products and presently offers approximately 1,000 such products, including a wide variety of vitamins, products for skin, hair and personal care, health products and proprietary drugs for colds, allergies and other ailments. Offering private label products enables the Company to sell products, comparable in quality to name brand products, at substantially lower prices to its customers, but at higher gross margins for the Company.

         The primary photo processing marketing program used by the Company is Picture! Picture!(SM), which offers a "two for the price of one" photo processing service with guaranteed overnight processing. Additional programs are Picture! Plus!(SM) and the Picture! Picture! Club(SM), which offer customers one print plus a free roll of film and prizes for volume photofinishing. The Company has retained an independent contractor to provide the necessary photo processing services. During fiscal 1994 the Company introduced Picture Pronto(SM), installing one-hour photo processing equipment in 34 stores.

         During fiscal 1994, the Company introduced a home delivery service. The Company entered into an agreement with an independent delivery service to take orders by telephone and make deliveries. Orders are communicated to Company employees and filled by them.

         The Company advertises extensively, principally through the use of television, radio, direct mail and advertising circulars.

 Expansion Program

         As of July 31, 1994, the Company operated 154 drugstores, a net increase of 16 drugstores from the end of fiscal 1993. During fiscal 1994, the Company opened eight drugstores, acquired an additional eleven locations through acquisitions and purchased the prescription files of a number of independent drugstores. Two of these acquired stores were later consolidated with the operations of existing Arbor drugstores. During fiscal 1994, the

Company also sold the prescription files of an underperforming drugstore and closed the store. Assuming no significant construction delays, the Company anticipates adding approximately 20 drugstore locations in Michigan during
fiscal 1995.   The Company may also continue to purchase the prescription files of various independent drugstores.

        The Company believes that customers favor fresh, inviting and pleasant stores. Approximately 70 percent of Arbor drugstores have been opened or remodeled within the past five years.

        In addition to adding drugstores in southeastern Michigan, the Company has expanded, and plans to continue to expand, in other areas of Michigan. The Company may also expand into contiguous states. The Company's 233,600 square foot distribution center, opened in February 1988, is expected to serve the Company's distribution needs for the next two years. The Company is studying methods of improving the efficiency of the distribution center and has arranged for the use of an additional 50,000 square feet of space, as required, in a nearby location.


 Purchasing and Distribution

        The Company centrally purchases most of its merchandise directly from manufacturers, enabling it to benefit from promotional programs and volume discounts that certain manufacturers offer to retailers. Approximately 80 percent of the merchandise purchased by the Company is received at its distribution center for redistribution to its drugstores. The balance of store merchandise is shipped directly to the Company's drugstores by manufacturers and distributors at prices negotiated at the corporate level.

 Significant Customers

         In fiscal 1994, 40.7 percent of the Company's net sales were attributable to payments by third-party providers under prescription drug plans. Five of such third-party providers accounted for approximately one-third of fiscal 1994 net sales and one, Blue Cross Blue Shield of Michigan, accounted for more than 10 percent of fiscal 1994 net sales (16.6 percent).

         The Company participates in the majority of third-party plans offered to employer groups in its primary marketplace, the greater metropolitan Detroit area. Accordingly, if any employer group were to change its third-party plan, the Company believes it is likely that it would continue to fill prescriptions for such group under a different third-party plan. In the event the Company were unable to service one or more of its principal third-party provider plans, however, the Company's revenues would be adversely affected.

         For information relating to the Company's settlement of certain claims relating to reimbursement by Blue Cross Blue Shield of Michigan and the Medicaid Program administered by the State of Michigan, see Item 3 of this Report. For information relating to the existing and proposed reimbursement methodologies of third-party providers, see Item 7 of this Report.

 Competition

         The Company's primary competitors are other drugstore chains, independent drugstore operators, mail order distributors, hospitals, HMOs, department stores (including discount stores) and supermarkets. Many of the businesses with which the Company competes are larger and have been in business longer or have substantially greater financial resources than the Company.

         Competition remained keen during fiscal 1994 with the Company competing on the basis of price, convenience, store design, product selection, quality and variety. See "Merchandising and Marketing" above.

 Significant Proprietary Rights

         The Arbor(TM) trade name is considered to be of material importance to the business of the Company. The Company also holds servicemarks for some of its photo finishing products.

 Regulatory Matters and Insurance

         All of the Company's pharmacy departments and all pharmacists employed by the Company are licensed by the Michigan Board of Pharmacy. The Company's drugstores and its warehouse facility are also registered with the United States Drug Enforcement Administration and are subject to various licensing and regulatory requirements. Beer and wine are sold in all of the Company's drugstores, and liquor is sold in most of the drugstores. The sale of alcoholic beverages is regulated by the Michigan Liquor Control Commission. By virtue of these various license and registration requirements, the Company is obligated to observe certain rules and regulations. A violation of these rules and regulations could result in a suspension or revocation of such licenses or registrations with respect to one or more of the Company's drugstores or the distribution center.

         The Company carries general liability insurance, subject to self-insured retentions, with respect to druggist, product, premises and "dram-shop" claims.

 Employees

         As of July 31, 1994, the Company had approximately 5,200 employees, approximately 400 of whom were employed in the Company's executive office and distribution center and the remainder of whom were employed in the Company's drugstores. A majority of the drugstore employees work on a part-time basis (fewer than 35 hours per week).

         The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.


Item 2.   Properties

         As of July 31, 1994, over 90% of the Company's 154 drugstores were leased. Only four of the leases are due to expire within the next five years. In addition to base rentals, the majority of the Company's store leases include additional rentals based on a percentage of sales. In most instances, the leases obligate the Company to pay its pro rata share of common area maintenance charges, taxes and insurance.

         The Company owns its 233,600 square foot distribution center, which is located in Novi, Michigan. The Company leases its 54,000 square foot executive offices, which are located in Troy, Michigan.


 Item 3.   Legal Proceedings

         As previously reported by the Company, during the first quarter of fiscal 1994 the Company agreed to pay $15 million in settlement of a contractual dispute with Blue Cross Blue Shield of Michigan concerning whether the Company had, since 1988, received reimbursement in excess of that provided for in their agreements. As previously reported by the Company, the Securities and Exchange Commission (the "SEC") is investigating the Company's reporting with respect to this dispute. The Company has provided information to the SEC regarding this matter.

         As previously reported by the Company, the Company entered into a settlement, dated June 7, 1994, with the United States and the State of Michigan resolving claims under the Federal False Claims Act and other statutes arising out of the Company's alleged overstatement of drug acquisition costs in its billings to Blue Cross Blue Shield of Michigan and the Medicaid Program during the period from 1988 to the date of settlement. In connection with the settlement, the Company agreed, without admitting any fault, to pay to the United States and the State of Michigan an aggregate of $7,000,000 and to modify its drug acquisition cost formula for Medicaid reimbursement claims.

         The Company is also involved in various routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.

 Item 4.   Submission of Matters to a Vote of Security Holders

         None.


                                    PART II


 Item 5.   Market for the Registrant's Common
           Equity and Related Stockholder Matters

         The Company's Common Stock is regularly quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System under the symbol ARBR. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock and cash dividends paid.


                                    Common Stock Prices
                                    -------------------                       Dividends
     Quarter Ended                    High          Low                       Per Share
                                      ----          ---                       ---------
     Fiscal 1993
     -----------

     October 31                     $23.25        $19.25                        $.035
     January 31                      23.75         19.25                         .050
     April 30                        20.25         17.50                         .050
     July 31                         21.50         15.50                         .050

     Fiscal 1994
     -----------

     October 31                     $20.00        $15.50                        $.050
     January 31                      21.00         17.75                         .060
     April 30                        20.25         16.00                         .060
     July 31                         21.00         16.00                         .060

     Fiscal 1995
     -----------

     October 31 (through
     October 13)                                                                $.060


         The Company intends to continue to declare quarterly cash dividends on its Common Stock, subject to the Company's earnings, financial condition, capital requirements and other such factors as are deemed relevant by the Board of Directors.

         On October 13, 1994, there were approximately 5,000 shareholders of record of the Company (including individual participants in security position

Item 6.    Six Year Summary of Selected Financial Data


The following tables set forth selected consolidated financial data for each of the fiscal years shown.



                                                  1994           1993           1992           1991         1990          1989
                                                  ----           ----           ----           ----         ----          ----
RESULTS OF OPERATIONS
(In thousands, except per
share data)

 Net sales                                      $618,562       $534,966       $476,848       $405,899      $341,286     $300,198

  Operating costs and expenses:

  Cost of sales                                  454,207        390,896        346,140        292,433       244,915      214,365
  Selling, general and
   administrative                                132,759        117,337        105,783         91,509        78,134       70,129
  Provision for third-party
   settlement and related expenses                 7,000         16,000           -              -             -            -
                                                --------       --------        -------        -------       -------      -------

  Income from operations                          24,596         10,733         24,925         21,957        18,237       15,704
 Interest expense                                 (1,667)        (1,738)        (2,763)        (2,878)       (2,918)      (3,119)
 Interest income                                     995            961          1,399            805         1,425        1,411
                                                --------       --------        -------        -------       -------      -------

  Income before income tax                        23,924          9,956         23,561         19,884        16,744       13,996
 Provision for income tax                          9,846          3,047          7,787          6,831         5,740        4,828
                                                --------        -------        -------        -------       -------      -------


    Net income                                  $ 14,078       $  6,909       $ 15,774       $ 13,053      $ 11,004     $  9,168
                                                --------       ========       ========       ========      ========     ========

 Earnings per common
  share (a)(b)                                     $ .86          $ .43          $ .98          $ .88         $ .77        $ .64
                                                   -----          =====          =====          =====         =====        =====


FINANCIAL POSITION (at fiscal year end)
(In thousands)

 Current assets                                 $140,597       $133,827       $126,340       $107,604      $ 73,159     $ 71,474
 Current liabilities                              72,443         71,220         66,477         42,948        36,757       32,804
 Total assets                                    233,660        215,579        200,423        175,673       131,897      118,913
 Notes payable, net of
  current portion                                 23,679         18,151         12,986         27,500        28,500       29,966
 Shareholders' equity                            129,964        118,473        113,874         99,191        62,091       52,474
 Shareholders' equity per share (a)               $ 7.95         $ 7.29         $ 7.04         $ 6.17        $ 4.34       $ 3.67
 Dividends per share (a)                          $  .23         $ .185         $  .14         $ .128        $ .107       $ .071


(a)      Reflects 3-for-2 stock splits effected May 1991 and June 1989.

(b) 1994 and 1993 per share amounts include charges for the settlement of third-party providers' reimbursement claims and related expenses and the disposition of a lease dispute. Excluding these charges, 1994 and 1993 earnings per common share would have been $1.24 and $1.11, respectively.

 Item 7.   Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations:  Fiscal 1994 vs. Fiscal 1993

Components of earnings:                                                           Percentage
                                                            Percentage            Increase
                                                            of Fiscal             (Decrease)
                                 Fiscal 1994                1994 Net              Compared to
                                (In Millions)               Sales                 Fiscal 1993
                                -------------               ----------            -----------
Net sales                           $618.6                    100.0%                15.6%
Cost of sales                        454.2                     73.4                 16.2
Selling, general and
 administrative expense              132.8                     21.5                 13.2
Provision for third-party
 settlement and related
 expenses                              7.0                      1.1                (56.3)
                                    ------                   ------

Income from operations                24.6                      4.0                129.2
Interest expense, net of
 interest income                       0.7                      0.1                (12.5)
Income tax                             9.8                      1.6                223.1
                                    ------                   ------

Net income                          $ 14.1                      2.3%               103.8%
                                    ======                   ======


         Net sales reached $618.6 million in fiscal 1994, an increase of 15.6 percent over fiscal 1993 net sales of $535.0 million. The increase reflected an increase in comparable store sales (sales by stores in operation for at least 12 months) of 7.7 percent and the sales made by the drugstores opened or acquired in fiscal 1994.

         Prescription drug sales accounted for 49.0 percent of net sales in fiscal 1994, an increase from 47.5 percent in fiscal 1993. The increases in both absolute amount and relative contribution were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.

         The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store base and increased comparable store sales. The health and beauty aids category also increased its contribution to net sales (from 20.9% in fiscal 1993 to 21.6% in fiscal 1994), although to a lesser extent than in fiscal 1993. The percentage of net sales attributable to the general merchandise and photofinishing and film categories declined slightly (from 26.9% and 4.7%, respectively, in fiscal 1993 to 24.8% and 4.6%, respectively, in fiscal 1994).

         While net sales attributable to the general merchandise and photofinishing and film categories continues to increase in absolute terms, as a percentage of total sales, these categories declined slightly owing to greater growth in the prescription drug sales category.

         The Company's gross margin declined from 26.9 percent in fiscal 1993 to 26.6 percent in fiscal 1994 primarily due to the effect of increased pharmaceutical costs. Third-party providers, which accounted for approximately 77 percent of the Company's prescription drug sales in fiscal 1994, generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Until recently, prescription drug prices have increased at a rate far in excess of the national Consumer Price Index. This rate of increase has lessened; however, changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         As a result of the Company's settlements during fiscal 1994 described in Item 3 of this Report, the Company operated during much of the fiscal year under new reimbursement formulas for Blue Cross Blue Shield of Michigan plans and the Medicaid Program. In the aggregate, the effect of these changes on the Company's after-tax profits in fiscal 1994 was not significant. Both Blue Cross Blue Shield of Michigan and the State of Michigan, which administers the Medicaid Program, have announced that they intend to change their reimbursement formulas for all participating pharmacies. Based upon its preliminary assessment, the Company does not believe that these proposed changes will have a material adverse effect upon the Company's results of operations in fiscal 1995.

         Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 21.5 percent in fiscal 1994 from 21.9 percent in fiscal 1993. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

         The Company's provision for third-party settlement and related expenses consisted of $7 million paid to the United States and the State of Michigan in the fourth quarter of fiscal 1994 to settle certain governmental claims related to the Company's reimbursement practices, as described in Item 3 of this Report.

         The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) increased to 41.2 percent in fiscal 1994 from 30.6 percent in fiscal 1993. The increase reflects the Company's preliminary assessment that the after-tax effect of the settlement referred to above will be approximately $6.1 million.








Results of Operations:  Fiscal 1993 vs. Fiscal 1992

Components of earnings:                                                           Percentage
                                                            Percentage            Increase
                                                            of Fiscal             (Decrease)
                                 Fiscal 1993                1993 Net              Compared to
                                (In Millions)               Sales                 Fiscal 1992
                                -------------               ----------            -----------
Net sales                           $534.9                    100.0%                12.2%
Cost of sales                        390.9                     73.1                 12.9
Selling, general and
 administrative expense              117.3                     21.9                 10.9
Provision for third-party
 settlement and related
 expenses                             16.0                      3.0                    -
                                     -----                    -----

Income from operations                10.7                      2.0                (56.9)
Interest expense, net of
 interest income                       0.8                      0.1                (43.0)
Income tax                             3.0                      0.6                (60.9)
                                    ------                   -------

Net income                          $  6.9                      1.3%               (56.2)%
                                    ------                   -------

         Net sales reached $534.9 million in fiscal 1993, an increase of 12.2 percent over fiscal 1992 net sales of $476.8 million. The increase reflected an increase in comparable store sales of 7.0 percent and the sales made by the drugstores opened or acquired in fiscal 1993. Comparable store sales growth delcined from 10.4 percent in fiscal 1992 primarily as a result of the declining rate of pharmaceutical inflation.

         Prescription drug sales accounted for 47.5 percent of net sales in fiscal 1993, an increase from 46.2 percent in fiscal 1992. The increases in both absolute amount and relative contribution were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price.

         The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store base and increased comparable store sales. The health and beauty aids category also increased its contribution to net sales (from 19.9 percent in fiscal 1992 to 21.9 percent in fiscal 1993). The percentage of net sales attributable to the general merchandise and photofinishing and film categories declined (from 28.9 percent and 5.0 percent, respectively, in fiscal 1992 to 26.9 percent and 4.7 percent, respectively, in fiscal 1993).

         While net sales attributable to the general merchandise and photofinishing and film categories continues to increase in absolute terms, as a percentage of total sales, these categories declined slightly owing to greater growth in the prescription drug sales category.

         The Company's gross margin declined from 27.4 percent in fiscal 1992 to 26.9 percent in fiscal 1993 primarily due to the effect of increased pharmaceutical costs.

         SG&A expenses decreased as a percentage of net sales to 21.9 percent in fiscal 1993 from 22.2 percent in fiscal 1992. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of sales. The decrease was partly restrained by a $1.0 million (after-tax $0.7 million) charge related to the disposition of a lease dispute.

         During the first quarter of fiscal 1994, the Company reached an agreement to settle for $15 million a contractual dispute with Blue Cross Blue Shield of Michigan as described in Item 3 of this Report. The results for fiscal 1993 include a provision of $16 million (after-tax $10.4 million, or $.64 per share) for this settlement and related expenses.

         Interest expense, net of interest income, decreased to $0.8 million in fiscal 1993 from $1.3 million in fiscal 1992. The decrease is principally due to the repayment, at maturity, of a $20 million note on September 3, 1992.

         The Company's effective tax rate decreased to 30.6 percent in fiscal 1993 from 33.1 percent in fiscal 1992. The decrease was principally due to the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and income earned on tax-exempt investments, partly offset by an increase, effective January 1, 1993, in the corporate federal statutory tax rate to 35 percent.


Liquidity and Capital Resources

         Net cash provided by operations during fiscal 1994 was $14.0 million, before aggregate payments of $18.0 million for third-party settlements and related expenses. Additional cash of $8.1 million was provided by borrowings and other financing activities. Cash was principally used for capital expenditures and acquisitions ($24.3 million), cash dividends ($3.7 million) and principal payments on debt ($1.2 million). These activities resulted in a net cash decrease of $5.0 million.

         The Company's capital expenditures in fiscal 1994 were made primarily to expand the Company's store base and remodel existing stores. In addition, the Company continued to invest in various retailing systems, such as its pharmacy (Arbortech Plus(SM)) and point-of-sale computer systems. The Company anticipates fiscal 1995 capital expenditures of approximately $20 million for these purposes.

         During fiscal 1994, the Company added 16 drugstores by opening or acquiring 19, consolidating two of these acquired stores into two existing Arbor drugstores and closing one underperforming drugstore. The Company also acquired the prescription files of various independent drugstores. The Company's current expansion plan contemplates adding approximately 20 new Arbor drugstores in fiscal 1995 through leasing new sites, developing new sites and, if suitable opportunities arise, acquisitions. Four drugstores have been opened in fiscal 1995 to date.

         During fiscal 1994, the Company's capital expenditures included $4.0 million to develop and finish construction at four sites. In July 1994, the Company obtained a mortgage in the amount of $6.9 million on these four sites and intends to seek additional mortgage financing upon completion of future sites. The Company currently plans to develop four new sites in fiscal 1995.

         The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1995. As of July 31, 1994, the Company's credit line was fully available.

Health Care Reform Proposals

         The Company's revenues from its pharmacy operations may be affected by various health care reform initiatives that are being considered by Congress. It is uncertain whether or when any such legislative initiatives will be enacted and, if implemented, the effect such legislation will have on the

Company's results of operations or financial condition.

 Item 8.   Financial Statements and Supplementary Data

         The financial statements required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-13, attached hereto and found immediately following the signature page of this Report.


 Item 9.   Disagreements on Accounting and Financial Disclosures

     None.


                                    PART III


 Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is certain information with respect to the executive officers of the Company.


Name                            Age                Position
- - ----                            ---                --------
Eugene Applebaum                57                 Chairman of the Board, President and Chief Executive Officer

Markus M. Ernst                 57                 Executive Vice President, Chief Operating Officer and Director

Gilbert C. Gerhard              52                 Senior Vice President-Finance and Administration, Chief Financial
                                                   Officer, Treasurer and Director

Donald M. Stutrud               46                 Senior Vice President-Store Operations

Eric B. Bolokofsky              42                 Senior Vice President-Merchandising

Dennis J. Wozniak               38                 Senior Vice President-Purchasing and Marketing

Robert R. Beale                 56                 Vice President-Real Estate

    Mr. Applebaum is a founder of the Company and has been the President and a Director of the Company and its predecessors since 1963. In January 1985, Mr. Applebaum was elected Chairman of the Board and Chief Executive Officer.
Mr. Applebaum has been a licensed pharmacist in the State of Michigan since
1960.

        Mr. Ernst has been Executive Vice President and a Director of the Company since 1974, having served as a director and executive officer of one of the Company's predecessors since 1968. Mr. Ernst has also served as Chief Operating Officer since 1985. Mr. Ernst joined the Company in 1968.

        Mr. Gerhard has been Senior Vice President - Finance and Administration since February 1994. Mr. Gerhard has also served as Chief Financial Officer and Treasurer since 1983 when he joined the Company. Mr. Gerhard was Vice President-Finance and Administration from 1983 until February 1994, and Secretary from 1983 until December 1993.

        Mr. Stutrud has been Senior Vice President - Store Operations since February 1991. Mr. Stutrud served as Vice President - Store Operations from March 1986 until January 1991. Mr. Stutrud joined the Company in 1971.

        Mr. Bolokofsky has been Senior Vice President - Merchandising since February 1994. Mr. Bolokofsky served as Vice President - Merchandising from October 1987 until February 1994. Mr. Bolokofsky joined the Company in 1976.

        Mr. Wozniak has been Senior Vice President - Purchasing and Marketing since February 1994. Mr. Wozniak served as Vice President - Purchasing from October 1987 until February 1994. Mr. Wozniak joined the Company in 1982.

        Mr. Beale has been Vice President - Real Estate since March 1986. Mr. Beale joined the Company in March 1984.

        Information required by this Item with respect to members of the Board of Directors of the Company will be contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1994 Proxy Statement"), to be held on December 6, 1994, under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934", and is incorporated herein by reference.


 Item 11.  Executive Compensation

        Information required by this Item will be contained in the 1994 Proxy Statement under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Information Concerning

Meetings of the Board of Directors and Board Committees and Director Compensation", and is incorporated herein by reference.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information required by this Item will be contained in the 1994 Proxy Statement, under the captions "Election of Directors" and "Beneficial Ownership of Common Stock", and is incorporated herein by reference.





 Item 13.  Certain Relationships and Related Transactions

        Information required by this Item will be contained in the 1994 Proxy Statement under the caption "Certain Relationships and Related Transactions", and is incorporated herein by reference.


                                    PART IV


 Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

      (a) The following financial statements and financial statement schedules are filed as part of this Report:

           (1) Financial Statements:

                  Report of Independent Accountants

                  Consolidated Financial Statements:

                  Consolidated Balance Sheets -- July 31, 1994
                     and 1993

                  Consolidated Statements of Income -- Fiscal Years
                     ended July 31, 1994, 1993 and 1992

                  Consolidated Statements of Shareholders' Equity --
                     Fiscal Years ended July 31, 1994, 1993 and 1992

                  Consolidated Statements of Cash Flows -- Fiscal
                     Years ended July 31, 1994, 1993 and 1992

                  Notes to Consolidated Financial Statements

           (2) Financial Statement Schedules:

                   Schedule V    -       Property, Plant and Equipment

                   Schedule VI   -       Accumulated Depreciation and
                                         Amortization of Property and Equipment

                   Schedule VIII -       Valuation and Qualifying Accounts

                   Schedule IX   -       Short Term Borrowings

     All other schedules are omitted because they are not applicable, not required, or because the information is included in the consolidated financial statements or notes thereto.

      (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended
               July 31, 1994.

      (c)      Exhibits



                  3.1 Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1988, are incorporated herein by reference.

                  3.2 Bylaws, filed as Exhibit 3.2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-4378), are incorporated herein by reference.

                  4. Note Agreement dated as of October 31, 1987, between Arbor Drugs, Inc. and Principal Mutual Life Insurance Company, filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1987, is incorporated herein by reference.

                 10.1 Amended and restated Arbor Drugs, Inc. Stock Option Plan, dated June 4, 1993, filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993, is incorporated herein by reference.

                 10.2 Credit Agreement (the "Credit Agreement") dated as of May 14, 1992 among Arbor Drugs, Inc., NBD Bank, N.A., Manufacturers Bank, N.A., Continental Bank N.A., and NBD Bank, N.A., as Agent, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1992, is incorporated herein by reference.

                 10.3 Letter, dated June 2, 1994, from NBD Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank to Arbor Drugs, Inc.

                 10.4 First Amendment to Credit Agreement, dated as of August 29, 1994, among Arbor Drugs, Inc., NBD Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank.

                 11.      Computation of Earnings Per Share.

                 23.1 Consent of Coopers & Lybrand L.L.P., independent accountants.

                 27.      Financial Data Schedule.



                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1994.

                                 ARBOR DRUGS, INC.


                                 By: /s/ Eugene Applebaum
                                     ---------------------------
                                     Eugene Applebaum,
                                     Chairman of the Board, Chief Executive
                                     Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 1994.

 Signature                                Capacity
 ---------                                --------
/s/ Eugene Applebaum
- - ------------------------------
Eugene Applebaum                          Chairman of the Board, Chief Executive Officer and President
                                          (Principal Executive Officer)


/s/ Markus M. Ernst
- - ------------------------------
Markus M. Ernst                           Executive Vice President, Chief Operating Officer and Director



/s/ Gilbert C. Gerhard
- - ------------------------------
Gilbert C. Gerhard                        Senior Vice President-Finance and Administration, Chief Financial
                                          and Accounting Officer and Director (Principal Financial and
                                          Accounting Officer)
/s/ David B. Hermelin
- - ------------------------------
David B. Hermelin                         Director



/s/ Spencer M. Partrich
- - ------------------------------
Spencer M. Partrich                       Director



/s/ Laurie M. Shahon
- - ------------------------------
Laurie M. Shahon                          Director



/s/ Samuel Valenti III
- - ------------------------------
Samuel Valenti III                        Director

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                 _____________





            REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JULY 31, 1994 AND 1993
                      AND FINANCIAL STATEMENT SCHEDULES
               FOR THE YEARS ENDED JULY 31, 1994, 1993 AND 1992

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                                 _____________


                                                                   Pages
                                                                   -----
Report of Independent Accountants                                   F-2


Financial Statements:

  Consolidated Balance Sheets -- July 31, 1994 and 1993             F-3

  Consolidated Statements of Income -- Fiscal Years ended
    July 31, 1994, 1993 and 1992                                    F-4

  Consolidated Statements of Shareholders' Equity --
    Fiscal Years ended July 31, 1994, 1993 and 1992                 F-4

  Consolidated Statements of Cash Flows -- Fiscal Years
    ended July 31, 1994, 1993 and 1992                              F-5

  Notes to Consolidated Financial Statements                     F-6 - F-9


Financial Statement Schedules:

  Schedule V    - Property, Plant and Equipment                     F-10

  Schedule VI   - Accumulated Depreciation and Amortization
                    of Property and Equipment                       F-11

  Schedule VIII - Valuation and Qualifying Accounts                 F-12

  Schedule IX   - Short Term Borrowings                             F-13



    All other schedules are omitted because they are not applicable, not required, or because the information is included in the consolidated financial statements or notes thereto.

[COOPERS & LYBRAND LETTERHEAD]



                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of
Directors of Arbor Drugs, Inc.:

We have audited the consolidated financial statements and the financial statement schedules of Arbor Drugs, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Drugs, Inc. and Subsidiaries as of July 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.

Detroit, Michigan
September 30, 1994

      Consolidated Balance Sheets

Arbor Drugs, Inc. and Subsidiaries

                July 31,                                                       1994            1993
                ----------------------------------------------------------------------------------------
                (Dollars in thousands)
ASSETS          Current assets:
                  Cash and cash equivalents                                    $ 36,420        $ 41,392
                  Short-term investments                                          1,264           3,475
                  Accounts receivable                                            12,782           8,313
                  Inventory                                                      83,398          70,341
                  Prepaid expenses                                                6,733          10,306
                ----------------------------------------------------------------------------------------
                    Total current assets                                        140,597         133,827
                ----------------------------------------------------------------------------------------
                Property and equipment:
                  Land and land improvements                                     10,477           8,937
                  Buildings                                                      14,824          14,194
                  Furniture, fixtures and equipment                              51,563          47,207
                  Leasehold improvements                                         34,156          27,982
                    Less accumulated depreciation                               (40,451)        (33,095)
                ----------------------------------------------------------------------------------------
                                                                                 70,569          65,225
                ----------------------------------------------------------------------------------------
                Intangible assets                                                22,494          16,527
                ----------------------------------------------------------------------------------------
                    Total assets                                               $233,660        $215,579
                ========================================================================================
LIABILITIES     Current liabilities:
                  Notes payable, current portion                               $  1,483        $  1,339
                  Accounts payable                                               52,918          41,561
                  Liability for third-party settlement
                    and related expenses                                          5,000          16,000
                  Accrued expenses                                                7,080           5,232
                  Accrued compensation and benefits                               4,765           3,461
                  Income tax payable                                              1,197           3,627
                ----------------------------------------------------------------------------------------
                  Total current liabilities                                      72,443          71,220
                ----------------------------------------------------------------------------------------
                Notes payable, net of current portion                            23,679          18,151
                Deferred income tax                                               6,991           7,008
                Minority interest in subsidiaries                                   583             727
                ----------------------------------------------------------------------------------------
                                                                                 31,253          25,886
                ----------------------------------------------------------------------------------------
SHAREHOLDERS'   Preferred stock: $.01 par value;
EQUITY            2,000,000 shares authorized;
                  none issued                                                        _               _
                Common stock: $.01 par value;
                  40,000,000 shares authorized;
                  16,340,193 and 16,242,873 issued
                  and outstanding, respectively                                     163             162
                Additional paid-in capital                                       46,621          45,463
                Retained earnings                                                83,180          72,848
                ----------------------------------------------------------------------------------------
                                                                                129,964         118,473
                ----------------------------------------------------------------------------------------
                Total liabilities & shareholders'equity                        $233,660        $215,579
                ========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

Arbor Drugs, Inc. and Subsidiaries

Fiscal Years Ended July 31,                                                  1994              1993              1992
- - ------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net sales                                                                    $618,562          $534,966          $476,848
Costs and expenses:
  Cost of sales                                                               454,207           390,896           346,140
  Selling, general and administrative                                         132,759           117,337           105,783
  Provision for third-party settlement
   and related expenses                                                         7,000            16,000               _
- - ------------------------------------------------------------------------------------------------------------------------------
   Income from operations                                                      24,596            10,733            24,925
Interest expense                                                               (1,667)           (1,738)           (2,763)
Interest income                                                                   995               961             1,399
- - ------------------------------------------------------------------------------------------------------------------------------
   Income before income tax                                                    23,924             9,956            23,561
Provision for income tax                                                        9,846             3,047             7,787
- - ------------------------------------------------------------------------------------------------------------------------------
      Net income                                                             $ 14,078          $  6,909          $ 15,774
==============================================================================================================================
Weighted average number of common
  shares outstanding (in thousands)                                            16,284            16,217            16,138
==============================================================================================================================
Earnings per common share                                                       $0.86             $0.43             $0.98
==============================================================================================================================
Cash dividend per common share                                                  $0.23            $0.185            $0.140
==============================================================================================================================


Consolidated Statements of Shareholders' Equity

                                                            Common Stock             Additional
                                                          -----------------            Paid-In         Retained
(In thousands)                                            Shares     Amount            Capital         Earnings          Total
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1991                                    16,078     $161             $43,606           $55,424          $ 99,191
Net income                                                   _        _                   _              15,774            15,774
Cash dividends of $.140
   per share                                                 _        _                   _              (2,259)           (2,259)
Exercise of stock options                                    105        1               1,167               _               1,168
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1992                                    16,183      162              44,773            68,939           113,874
Net income                                                   _        _                   _               6,909             6,909
Cash dividends of $.185
   per share                                                 _        _                   _              (3,000)           (3,000)
Exercise of stock options                                     59      _                   690               _                 690
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1993                                    16,242      162              45,463            72,848           118,473
Net income                                                   _        _                   _              14,078            14,078
Cash dividends of $.23
   per share                                                 _        _                   _              (3,746)           (3,746)
Exercise of stock options                                     98        1               1,158               _               1,159
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1994                                    16,340     $163             $46,621           $83,180          $129,964
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

        Consolidated Statements of Cash Flows

Arbor Drugs, Inc. and Subsidiaries


            Fiscal Years Ended July 31,                          1994            1993            1992
            (Dollars in thousands)
           ------------------------------------------------------------------------------------------------
            Operating activities:
              Net income                                      $14,078          $ 6,909          $15,774
              Adjustments to reconcile net
                cash provided by operations:
                  Depreciation                                  9,027            8,210            7,484
                  Amortization                                  3,940            2,916            2,446
                  Changes in operating assets
                    and liabilities:
                      Accounts receivable                      (4,469)           4,896             (653)
                      Inventory                               (13,057)          (8,102)          (6,612)
                      Prepaid expenses                          3,573           (7,639)            (335)
                      Accounts payable                         11,357            4,801            1,795
                      Third-party settlement
                        and related expenses                  (11,000)          16,000              _
                      Accrued expenses                          3,008            1,729            1,021
                      Income tax payable                       (2,430)           2,289              508
                      Deferred income tax                         (17)             615            1,090
           ------------------------------------------------------------------------------------------------
                      Net cash provided
                        by operations                          14,010           32,624           22,518
           ------------------------------------------------------------------------------------------------
            Investing activities:
              Purchase of property and
                equipment, net                                (14,371)         (13,431)         (12,609)
              Purchase of intangible assets                    (9,907)          (5,330)          (3,373)
              Sale or maturity (purchase) of
                short-term investments                          2,211           (3,005)           1,530
           ------------------------------------------------------------------------------------------------
                    Net cash used in
                      investing activities                    (22,067)         (21,766)         (14,452)
           ------------------------------------------------------------------------------------------------
            Financing activities:
              Proceeds from borrowings                          6,900            6,450            6,691
              Principal payments on  debt                      (1,228)         (21,361)          (1,000)
              Dividends paid                                   (3,746)          (3,000)          (2,259)
              Proceeds from exercise of
                stock options                                   1,159              690            1,168
           ------------------------------------------------------------------------------------------------
                    Net cash provided by
                      (used in) financing
                      activities                                3,085          (17,221)           4,600
           ------------------------------------------------------------------------------------------------
            Net (decrease) increase in cash
              and cash equivalents                             (4,972)          (6,363)          12,666
            Cash and cash equivalents at
              beginning of year                                41,392           47,755           35,089
           ------------------------------------------------------------------------------------------------
            Cash and cash equivalents at
              end of year                                     $36,420          $41,392          $47,755
           ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
Arbor Drugs, Inc. and Subsidiaries

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF OPERATION

        The consolidated financial statements include Arbor Drugs, Inc. ("Company") and its subsidiaries, whose primary business activity is the operation of drugstores, principally in southeastern Michigan. All significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Short-term investments include all liquid investments with a maturity greater than three months and are stated at cost, which approximates market.

INVENTORY VALUATION

        Inventories are stated at the lower of cost or market assuming a last-in, first-out cost flow. Had the first-in, first- out method for determining cost been used, inventories would have been increased by approximately $20,511,000 and $18,505,000 at July 31, 1994 and 1993,
respectively.

PROPERTY AND EQUIPMENT

        All property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. Upon retirement or disposal, the asset cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations for the period.

DEPRECIATION

        Depreciation is computed using primarily the straight-line method based on the following range of estimated useful lives:

Buildings ...................      40 years

Furniture, fixtures and
equipment and land
improvements ................      5 to 20 years

Leasehold
improvements ................      Lesser of lease term or useful lives,
                                   ranging from 5 to 20 years.

INCOME TAX

        Deferred tax assets and liabilities are recognized for temporary differences at the tax rate expected to be in effect when the related asset is recovered or the related liability is settled.

PREOPENING EXPENSES

        Preopening expenses of retail drugstores are charged to income as incurred.

2.      INTANGIBLE ASSETS:

Intangible assets consist of the following:
                                                        July 31,
- - ------------------------------------------------------------------------
                                                     1994      1993
- - ------------------------------------------------------------------------
                                                 (Dollars in thousands)
Prescription
  customer files                                     $19,572   $14,673
Leaseholds                                             3,917     3,409
Developed software                                     4,630     3,913
Other                                                 10,200     8,589
- - ------------------------------------------------------------------------
                                                      38,319    30,584
Less accumulated
  amortization                                        15,825    14,057
- - ------------------------------------------------------------------------
                                                     $22,494   $16,527
========================================================================

        Prescription customer files and other intangible assets consist primarily of amounts, other than leaseholds, allocated upon the purchase of assets of existing retail operations and are generally amortized over a period not to exceed 15 years.

        Leaseholds represent the amounts paid for, or allocated to, beneficial lease agreements assumed by the Company upon purchase of assets of existing retail operations or leases. Amortization is recorded using the straight-line method over the term of the related lease agreement.

3.      NOTES PAYABLE:

                                                    July 31,
- - --------------------------------------------------------------------
                                                1994       1993
- - --------------------------------------------------------------------
                                             (Dollars in thousands)
Mortgage note payable, interest
  at 8.75 percent, monthly
  interest and principal
  installments of $60,976 through
  July 1, 2014                                  $ 6,900     $ _
Senior note, interest at 9.93
  percent, semiannual interest
  and $500,000 principal payments,
  final payment due October 31, 1997              5,500     $6,500
Mortgage note payable, Interest at
  9.68 percent, monthly interest and
  principal installments of $62,298
  through July 1, 2012                            6,361      6,486
Term loan, interest at 7.16 percent,
  quarterly interest only payments,
  due December 15, 1997                           1,500      1,500
Mortgage note payable, interest at
  8.49 percent, monthly interest
  and principal installments of
  $42,926 through December 1, 2012                4,790      4,893
Other borrowings                                    111        111
- - --------------------------------------------------------------------
                                                 25,162     19,490
Less current portion                              1,483      1,339
- - --------------------------------------------------------------------
                                                $23,679    $18,151
====================================================================

        As of July 31, 1994, the Company had a $50 million line of credit with no outstanding balance. This credit facility expires November 30, 1997.

        Maturities of notes payable for the next five fiscal years are approximately as follows:


1995                     $1,372,000

1996                     $1,419,000

1997                     $1,458,000

1998                     $4,501,000

1999                     $  548,000


        The senior note, term loan and revolving credit agreement contain certain covenants, the most restrictive of which require the Company to maintain minimum current, debt service and equity ratios and maintain a minimum amount of net worth. Certain property has been pledged as collateral under terms of the mortgage notes payable.

        Interest costs capitalized for the years ended July 31, 1994, 1993 and 1992 were approximately $264,000, $270,000 and $149,000, respectively.

        Cash paid for interest, net of capitalized interest, was approximately $1,700,000, $1,588,000 and $2,758,000 for the years ended July 31, 1994, 1993 and 1992, respectively.

4.      RENTAL EXPENSE AND LEASE COMMITMENTS:

        The Company leases certain facilities, transportation equipment and data processing equipment under operating lease agreements expiring on various dates through the year 2017. In addition to minimum rentals, certain lease agreements provide for contingent rental payments based upon attainment of specified sales volume or increases in the consumer price index. Most leases contain renewal options for periods ranging from 5 to 30 years. The following are summaries of rental expense and the future minimum annual rental payments required under all operating leases:

                                                      Year Ended July 31,
- - ------------------------------------------------------------------------------
                                                      1994           1993
- - ------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Rental expense:
  Minimum rentals                                     $14,792        $14,048
  Contingent rentals                                    1,567          1,465
- - ------------------------------------------------------------------------------
                                                      $16,359        $15,513
==============================================================================



Minimum annual rentals:
Year ending July 31:
 1995                             $ 15,207

 1996                               15,505

 1997                               15,186

 1998                               14,439

 1999                               13,666

Remaining lease term               119,542
- - -------------------------------------------
                                  $193,545
===========================================


        Accrued rent of $5,146,000 and $3,795,000 is included in accrued expenses as of July 31, 1994 and 1993, respectively.

Notes to Consolidated Financial Statements Continued

Arbor Drugs, Inc. and Subsidiaries

5. EMPLOYEE
   RETIREMENT PLANS:

        The Company maintains an employee savings plan, pursuant to section 401(k) of the Internal Revenue Code. Eligible participating employees may contribute up to 15 percent of their salaries, subject to certain limitations, for investment in either the common stock of the Company or various other investment options. Contributions by the Company are discretionary.

6. INCOME TAX:

        The provision for federal income tax consists of the following:


                                           Year Ended July 31,
                 --------------------------------------------------
                                        1994      1993      1992
                 --------------------------------------------------
                                         (Dollars in thousands)
                 Currently payable     $6,112    $10,084    $6,561
                 Deferred               3,734     (7,037)    1,226
                 --------------------------------------------------
                                       $9,846    $ 3,047    $7,787
                 ==================================================

        The provision for deferred income tax is attributed to the tax effect of differences caused by the timing of expense and revenue recognition, between financial statement and tax accounting, for certain transactions, at the tax rates expected to be in effect when the related asset is recovered or liability is settled. In 1994 and 1993, respectively, these differences are primarily attributed to the provision for third-party settlements of $3,500,000 and $(5,425,000), discounts under vendor agreements of $437,000 and $(2,078,000) and depreciation and amortization of property, equipment and intangible assets of $17,000 and $587,000. In 1992, the provision was primarily attributed to the difference between financial statements and tax accounting for property and equipment of $747,000.

        The provision for income tax, as a percentage of income before tax, was
41.2 percent, 30.6 percent and 33.1 percent in 1994, 1993 and 1992, respectively. These rates differ from the statutory rate due to:

        In 1994, the provision reflects the Company's preliminary assessment that the after-tax effect of the Company's settlement with the United States and the State of Michigan will be approximately $6.1 million. Also, income earned on tax-exempt investments, which are not subject to federal income tax, reduced the provision by approximately $255,000.

        In 1993, the Company's adoption of "Statement of Financial Accounting Standards No. 109" reduced the tax provision by $285,000, and income earned on tax-exempt investments reduced the tax provision by approximately $190,000.

        Prepaid expenses includes the current portion of deferred income taxes of $4,673,000 and $8,424,000 in 1994 and 1993, respectively.

        Cash paid for income taxes was approximately $8,135,000, $6,374,000 and $5,526,000 in 1994, 1993 and 1992, respectively.

7.      STOCK OPTION PLAN:

        Under the Company's Stock Option Plan, certain of the Company's key employees have been granted nonqualified stock options which allow the employee to purchase shares of common stock at prices equal to market value at the date of grant and become exercisable 12 months after grant, on a pro rata basis over a five-year period. There were approximately 445,000 shares exercisable at July 31, 1994.

        The Company is currently authorized to grant options to purchase up to an aggregate of 2,537,500 shares of its common stock of which 1,806,330 shares have been granted and 1,395,815 shares were outstanding as of July 31, 1994.

        Stock option transactions are summarized as follows.


                                               Number of        Option
                                                 Shares       Price Range
- - ---------------------------------------------------------------------------
Balance, July 31, 1991                         605,670        $4.00-13.00
  Granted                                      300,200        18.00-23.75
  Terminated                                   (12,425)        4.00-23.75
  Exercised                                   (104,925)        4.00-13.00
- - ---------------------------------------------------------------------------
Balance, July 31, 1992                         788,520        $4.00-23.75
  Granted                                      365,750        17.50-19.75
  Terminated                                   (15,625)        4.95-23.75
  Exercised                                    (59,460)        4.00-13.00
- - ---------------------------------------------------------------------------
Balance, July 31, 1993                       1,079,185        $4.00-23.75
  Granted                                      426,950        16.25-18.75
  Terminated                                   (13,000)       12.50-23.75
  Exercised                                    (97,320)        4.00-17.50
- - ---------------------------------------------------------------------------
Balance, July 31, 1994                       1,395,815        $6.00-23.75
===========================================================================


8.      QUARTERLY FINANCIAL  SUMMARY (UNAUDITED):

(Dollars in thousands, except per share data)
                                For the Three Months Ended
- - ----------------------------------------------------------------------------------
Fiscal Year            Oct. 31,        Jan. 31,        April 30,       July 31,
1994                     1993            1994            1994            1994
- - ----------------------------------------------------------------------------------
Net sales              $143,804        $159,596        $155,629        $159,533
Gross profit             38,180          42,463          41,348          42,364
Net income
  (loss)                  4,006           6,474          (1,623)*         5,223
Earnings (loss)
  per share                $.25            $.40           $(.10)*          $.32
==================================================================================

                                For the Three Months Ended
- - ----------------------------------------------------------------------------------
Fiscal Year            Oct. 31,        Jan. 31,        April 30,       July 31,
1993                     1992            1993            1993            1993
- - ----------------------------------------------------------------------------------
Net sales              $124,249        $140,412        $133,572        $136,733
Gross profit             33,335          37,843          35,947          36,945
Net income
  (loss)                  3,842           5,201**         3,878          (6,012)***
Earnings (loss)
  per share                $.24            $.32**          $.24           $(.37)***
==================================================================================

Amounts may not total due to rounding.

*Results include a third quarter charge in the amount of $7.0 million
 (after-tax $6.1 million, or $.38 per share) relating to the settlement of a third-party provider's reimbursement claim.

**Results include a second quarter charge in the amount of $1.025 million
  (after-tax $.7 million, or $.04 per share) resulting from the disposition of a lease dispute.

***Results include a fourth quarter charge in the amount of $16.0 million
   (after-tax $10.4 million, or $.64 per share) relating to the settlement of a third-party provider's reimbursement claim and related expenses.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                   SCHEDULE V

                         PROPERTY, PLANT AND EQUIPMENT
                                ---------------



(Dollars in thousands)
         COLUMN A                 COLUMN B          COLUMN C      COLUMN D           COLUMN E         COLUMN F
         --------                 --------          --------      --------           --------         --------
                                  Balance at                                                          Balance
                                  Beginning         Additions                        Other Changes    at End
         Classification           of Period         at Cost       Retirements        Add (Deduct)      of Period
         --------------           ----------       ---------      -----------        -------------    ---------
Year ended July 31, 1994:
  Land and land improvements      $ 8,937          $ 1,540          $   -               $   -          $ 10,477
  Building                         14,194              630              -                   -            14,824
  Furniture, fixtures and
   equipment                                        47,207            6,299               1,943             -
        51,563
  Leasehold improvements           27,982            6,547              373                 -            34,156
                                  -------          -------          -------              -------       --------

    Total                         $98,320          $15,016          $ 2,316              $  -          $111,020
                                  =======          =======          =======              =======       ========

Year ended July 31, 1993:
  Land and land improvements      $ 6,408          $ 2,560          $   (31)            $   -             8,937
  Buildings                        11,448            2,746             -                    -            14,194
  Furniture, fixtures and
   equipment                                        44,630            4,533              (1,956)            -
        47,207
  Leasehold improvements           24,319            4,183             (520)                -            27,982
                                  -------          -------          -------              -------       --------

   Total                          $86,805          $14,022          ($2,507)             $  -          $ 98,320
                                  =======          =======          =======              =======       ========

Year ended July 31, 1992:
  Land and land improvements      $ 2,268          $ 2,100          $   -               $ 2,040        $  6,408
  Building                          5,490            2,396              -                 3,562          11,448

  Furniture, fixtures and
   equipment                       40,510            6,209            2,089                 -            44,630
  Leasehold improvements           22,136            2,258              146                  71          24,319
                                  -------          -------          -------              -------       --------
   Total                          $70,404          $12,963          $ 2,235             $ 5,673        $ 86,805
                                  =======          =======          =======              =======       ========

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                  SCHEDULE VI

                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                                 --------------

(Dollars in thousands)

            COLUMN A              COLUMN B         COLUMN C        COLUMN D           COLUMN E         COLUMN F
            --------              --------         --------        --------           --------         --------

                                                   Additions
                                  Balance at       Charged to                                          Balance
                                  Beginning        Costs and                          Other Changes    at End
         Classification           of Period        Expenses        Retirements        Add (Deduct)     of Period
         --------------           ----------       ---------       -----------        -------------    ---------
Year ended July 31, 1994:
  Land and land improvements      $   508          $   246          $   -                $  -          $   754
  Building                          1,359              534              -                   -            1,893
  Furniture, fixtures and
   equipment                       21,179            6,009            1,493                 -           25,695
  Leasehold improvements           10,049            2,238              178                 -           13,109
                                  -------          -------          -------              ------        -------

    Total                         $33,095          $ 9,027          $ 1,671              $  -          $40,451
                                  =======          =======          =======              ======        =======

Year ended July 31, 1993:
  Land and land improvements      $   310          $   198          $   -                $  -          $   508
  Buildings                           941              418              -                   -            1,359
  Furniture, fixtures and
   equipment                       17,007            5,620           (1,448)                -           21,179
  Leasehold improvements            8,543            1,974             (468)                -           10,049
                                  -------          -------          --------             -------       -------

    Total                         $26,801          $ 8,210          ($1,916)             $  -          $33,095
                                  =======          -------          ========             =======       =======

Year ended July 31, 1992:
  Land and land improvements      $   114          $   196          $   -                $  -          $   310
  Building                            437              504              -                   -              941
  Furniture, fixtures and
   equipment                       13,456            5,334            1,783                 -           17,007
  Leasehold improvements            7,191            1,450               98                 -            8,543
                                  -------          -------          -------              -------       -------
    Total                         $21,198          $ 7,484          $ 1,881              $  -          $26,801
                                  =======          =======          =======              =======       =======

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


           COLUMN A                COLUMN B                 COLUMN C                 COLUMN D          COLUMN E
           --------                --------          ----------------------          --------          --------

                                  Balance at       Charges         Charges To                          Balance
                                  Beginning        To Cost/        Other                               at End
Description                       of Period        Expenses        Accounts          Deductions        of Period
- - -----------                       ----------       --------        ----------        ----------        ---------
Year End July 31, 1994:
======================

Allowance For Doubtful
Accounts                          $1,014,652       $ 236,526            -            $ 232,668           $1,018,510


Year End July 31, 1993:
======================

Allowance For Doubtful
Accounts                          $  756,765       $ 350,385            -            $  92,498           $1,014,652


Year End July 31, 1992:
=======================

Allowance For Doubtful
Accounts                          $  803,231       $  95,520            -            $ 141,986           $  756,765

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                  SCHEDULE IX

                              SHORT TERM BORROWING


COLUMN A                                 COLUMN B         COLUMN C         COLUMN D         COLUMN E         COLUMN F
- - --------                                 --------         --------         --------         --------         ---------


                                                          Weighted         Maximum          Average          Weighted
                                         Balance          Average          Outstanding      Outstanding      Average
                                         At End           Interest         During           During           Int During
Category Of Borrowings                   Of Period        Rate             Period           Period (1)       Period (2)
- - ----------------------                   ---------        --------         -----------      -----------      ----------
July 31, 1994:
=============

Notes Payable, Bank                      $       0           N/A           $       0        $       0           N/A


July 31, 1993:
=============

Notes Payable, Bank                      $       0           N/A           $ 200,000        $  54,167          7.92%


July 31, 1992:
=============

Notes Payable, Bank                      $ 200,000          6.50%          $ 250,000        $ 216,667          8.06%



(1) The average amount outstanding during the period was calculated by averaging the month end balance outstanding divided by 12.


(2) The weighted average interest rate during the period represents total annual short-term debt interest expense divided by monthly average short-term debt outstanding for the year.

                               INDEX TO EXHIBITS                                      Page#
 3.1     Restated Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended July
         31, 1988, are incorporated herein by reference.

 3.2     Bylaws, filed  as Exhibit 3.2 to the Registrant's Form  S-1
         Registration Statement (Registration No. 33-4378), are incorporated herein by reference.

 4.      Note Agreement dated as of October 31, 1987, between Arbor Drugs, Inc.
         and Principal Mutual Life Insurance Company, filed as Exhibit to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         October 31, 1987, is incorporated herein by reference.

10.1     Amended and restated Arbor Drugs, Inc. Stock Option Plan, dated June
         4, 1993, filed as Exhibit 10.1 to the Registrant's Annual Report on
         Form 10-K for the year ended July 31, 1993, is incorporated herein by reference.

10.2 Credit Agreement (the "Credit Agreement") dated as of May 14, 1992 among Arbor Drugs, Inc., NBD Bank, N.A., Manufacturers Bank, N.A.,
         Continental Bank N.A., and NBD Bank, N.A., as Agent, filed as Exhibit
         10.5 to the Registrant's Annual Report on Form 10-K for the year ended
         July 31, 1992, is incorporated herein by reference.

10.3     Letter, dated June 2, 1994, from NBD Bank, N.A. (in its capacity as a
         Bank and as Agent), Continental Bank, N.A. and Comerica Bank to Arbor
         Drugs, Inc.

10.4 First Amendment to Credit Agreement, dated as of August 29, 1994, among Arbor Drugs, Inc., NBD Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank.

11.      Computation of Earnings Per Share.

23.1     Consent of Coopers & Lybrand L.L.P., independent accountants.

27.      Financial Data Schedule
