Form 10-Q
period 1994-10-31
ARBOR DRUGS INC
filed 1994-12-02
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1994  Commission File Number 0-14491


                               ARBOR DRUGS, INC.
             (Exact name of registrant as specified in its charter)



         State of Michigan                        38-2054345
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

      3331 West Big Beaver, Troy, Michigan              48084
     (Address of principal executive offices)          Zip Code

                                  810-643-9420
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X       No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



 Class                                   Outstanding at December 1, 1994

 Common Stock, $.01 par value                    16,364,928

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                             Page No.
                                                             --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           October 31, 1994 and July 31, 1994                     3

         Condensed Consolidated Statements of Income -
           Three Months ended October 31, 1994
           and 1993                                               4

         Condensed Consolidated Statements of Cash Flows
           - Three Months Ended October 31, 1994 and 1993         5

         Notes to Condensed Consolidated Financial
           Statements                                             6

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition         7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         10

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Dollars In Thousands)

                                                           October 31,                 July 31,
ASSETS                                                         1994                      1994
                                                           ----------                 ---------
Current assets:
  Cash and cash equivalents                                 $ 28,487                 $ 36,420
  Short-term investments                                       1,860                    1,264
  Accounts receivable                                         15,958                   12,782
  Inventory                                                   94,132                   83,398
  Deferred taxes                                               4,341                    4,673
  Prepaid expenses                                             2,179                    2,060
                                                            ---------                ---------

                 Total current assets                        146,957                  140,597
                                                            ---------                ---------

Property and equipment:
  Land and land improvements                                  12,411                   10,477
  Buildings                                                   14,877                   14,824
  Furniture, fixtures and equipment                           53,932                   51,563
  Leasehold improvements                                      32,566                   34,156
                 Less accumulated depreciation               (42,886)                 (40,451)
                                                            ---------                ---------

                                                              70,900                   70,569
                                                            ---------                ---------

Intangible assets                                             22,836                   22,494
                                                            ---------                ---------
                                                            $240,693                 $233,660
                                                            ========                 ========
LIABILITIES

Current liabilities:
  Notes payable, current portion                            $  1,518                 $  1,483
  Accounts payable                                            59,603                   52,918
  Liability for third-party settlement
  and related expenses                                            --                    5,000
  Accrued rent                                                 5,540                    5,146
  Accrued expenses                                             2,063                    1,934
  Accrued compensation and benefits                            4,175                    4,765
  Income tax payable                                           3,281                    1,197
                                                            ---------                ---------
                 Total current liabilities                    76,180                   72,443
                                                            ---------                ---------

Notes payable, net of current portion                         23,061                   23,679
Deferred income tax                                            7,001                    6,991
Minority interest in subsidiaries                                578                      583
                                                            ---------                ---------
                                                              30,640                   31,253
                                                            ---------                ---------

SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                   --                       --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 16,355,243 and 16,340,193
  issued and outstanding, respectively                           164                      163
Additional paid-in capital                                    46,800                   46,621
Retained earnings                                             86,909                   83,180
                                                            ---------                ---------

                                                             133,873                  129,964
                                                            ---------                ---------
                                                            $240,693                 $233,660
                                                            ========                 ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




(Amounts In Thousands, Except                                 Three Months Ended
   Per Share Data)                                               October 31,
                                                            -----------------------

                                                              1994               1993
                                                           ---------          ---------
Net sales                                                  $167,340            $143,804

Costs and expenses:
  Cost of sales                                             123,498             105,624
  Selling, general and
  administrative                                             36,342              31,884
                                                           ---------           ---------

                 Income from operations                       7,500               6,296

Interest expense                                               (551)               (433)
Interest income                                                 268                 271
                                                           ---------           ---------

                 Income before income tax                     7,217               6,134

Provision for income tax                                      2,508               2,128
                                                           ---------           ---------

        Net income                                         $  4,709            $  4,006
                                                           ========            ========
Earnings per common share                                  $    .29            $    .25
                                                           ========            ========

Weighted average number of
  common shares outstanding                                  16,343              16,244
                                                           ========            ========

Cash dividend per common share                             $    .06            $    .05
                                                           ========            ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               Three Months Ended
(Dollars In Thousands)                                                            October 31,
                                                                            ---------------------

                                                                               1994          1993
                                                                             --------      -------
Operating activities:
  Net income                                                                 $ 4,709       $ 4,006
  Adjustments to reconcile to net cash
  used in operations:
    Depreciation                                                               2,610         2,070
    Amortization                                                               1,117           887
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (3,176)       (2,928)
      Inventory                                                              (10,734)       (5,830)
      Prepaid expenses                                                          (119)           99
      Accounts payable                                                         6,685         6,815
      Third-party settlement
      and related expenses                                                    (5,000)       (5,325)
      Accrued expenses                                                           (72)        1,372
      Income tax payable                                                       2,084        (2,809)
      Deferred income tax                                                        342           945
                                                                              ------        ------

                   Net cash used in operations                                (1,554)         (698)
                                                                              ------        ------

Investing activities:
  Purchase of property and equipment, net                                     (2,941)       (2,839)
  Purchase of intangible assets                                               (1,459)       (1,322)
  Purchase of short-term investments                                            (596)         (985)
                                                                              ------        ------

                   Net cash used in investing activities                      (4,996)       (5,146)
                                                                              ------        ------

Financing activities:
  Principal payments on debt                                                    (583)         (555)
  Dividends paid                                                                (980)         (812)
  Proceeds from exercise of stock options                                        180             8
                                                                              ------        ------

                 Net cash used in financing activities                        (1,383)       (1,359)
                                                                              ------        ------
Net decrease in cash and cash
  equivalents                                                                 (7,933)       (7,203)
Cash and cash equivalents at beginning of period                              36,420        41,392
                                                                              ------        ------

Cash and cash equivalents at end of period                                   $28,487       $34,189
                                                                              ======        ======

  Cash paid for income tax                                                   $    --       $ 3,981
                                                                              ======        ======

  Cash paid for interest                                                     $   656       $   562
                                                                              ======        ======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at October 31, 1994 and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1994. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

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

         Net Sales

                 Net sales reached $167.3 million for the three months ended October 31, 1994, an increase of 16.4 percent over the three months ended October 31, 1993. The increase reflects an increase in comparable store sales (stores open for more than one year) of 8.0 percent and sales made by stores opened in the last 12 months. As of October 31, 1994, the Company operated 158 stores, compared to 141 stores as of October 31, 1993, and 154 stores as of July 31, 1994.

                 Prescription drug sales reached $83.1 million for the three months ended October 31, 1994, an increase of 18.9 percent over the three months ended October 31, 1993. Prescription drug sales represented 49.7 percent of total sales for the three months ended October 31, 1994, compared to 48.6 percent for the three months ended October 31, 1993. The increases in both absolute amount and relative contribution reflect an increase of 11.5 percent in comparable store pharmacy sales (due to increases both in the number of prescriptions filled and the average prescription price) and the Company's larger store base.

         Cost of Sales

                 Cost of sales represented 73.8 percent of net sales for the three months ended October 31, 1994, compared to 73.4 percent for the three months ended October 31, 1993. The increase reflects rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee as compensation for services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.


         Selling, General and Administrative Expense

                 Selling, general and administrative ("SG&A") expenses as a percentage of net sales amounted to 21.7 percent for the three months ended October 31, 1994, compared to 22.2 percent for the three months ended October 31, 1993. The decrease was primarily attributable to the Company's efforts to control operating expenses and by the higher level of net sales.


         Provision for Income Tax

                 The provision for income tax as a percentage of income before income tax was 34.8 percent for the three months ended October 31, 1994, compared to 34.7 percent for the three months ended October 31, 1993. The Company's effective tax rate is lower than the federal statutory tax rate owing to income earned on tax-exempt investments.


LIQUIDITY AND CAPITAL RESOURCES

                 Net cash used in operations for the three months ended October 31, 1994 was $1.6 million. The principal uses were investment in inventory, net of trade payable increases, in the amount of $4.0 million, to address seasonal needs and to stock new stores, and the final installment, in the amount of $5.0 million, of the Company's settlement with Blue Cross Blue Shield of Michigan. In addition, during the period, $5.0 million of net cash was used for capital expenditures and other investment activities and $1.4 million of net cash was used for dividends and debt repayment. For the three months ended October 31, 1994, total net use of cash and cash equivalents was $7.9 million.

                 The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1995.

                 During fiscal 1995, the Company plans to open or acquire approximately 20 stores. As of December 1, 1994, five new stores have been opened.

                           PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 11:  Computation of Earnings Per Share      Page 10

    (b)  Reports on Form 8-K:

              NONE

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ARBOR DRUGS, INC.
                                     (Registrant)




DATED:   December 2, 1994          /s/ Gilbert C. Gerhard
                                   Gilbert C. Gerhard
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit No.             Description                             Page No.
- - -----------             -----------                             --------

Exhibit 11              Computation of Earnings Per Share