Form 10-Q/A
period 1994-10-31
ARBOR DRUGS INC
filed 1995-01-30
CIK 791048

                       AMENDMENT 1 TO FIRST QUARTER 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



                                Amendment No. 1

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1994

                                       or

[  ] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number:  0-14491

                               ARBOR DRUGS, INC.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Michigan                                  38-2054345
- -----------------------------------        ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

          3331 West Big Beaver, Troy, Michigan 48084  (810)  643-9420
- -------------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code of
                  Registrant's Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at December 2, 1994
- ------------------------------------           -------------------------------

Common Stock, $.01 par value                             16,364,928

Reason for filing Form 10-Q (Amendment 1)
Form 10-Q Amendment 1 is being filed for the first quarter of fiscal 1995 for EDGAR Filing Inc. because when Form 10-Q was filed on December 1, 1994, Exhibit 27 was not submitted.

Item 6:    Exhibits and Reports on Form 8-K

     (a)     Exhibits

             1)  Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K have been filed by the Company during the first quarter ended October 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    EDGAR FILING INC.


Date:      January 24, 1995                    By:  /s/ Gilbert C. Gerhard

                                                    Gilbert C. Gerhard
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                    Description                          Page No.
- -----------                    -----------                          --------

Exhibit 27                     Financial Data Schedule