Form 10-Q
period 1995-01-31
ARBOR DRUGS INC
filed 1995-03-01
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  January 31, 1995        Commission File Number 0-14491


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


Yes     X       No


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                        Outstanding at February 27, 1995
Common Stock, $.01 par value                              16,471,624

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                             Page No.
                                                                                             --------

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           January 31, 1995 and July 31, 1994                                                 3

         Condensed Consolidated Statements of Income -
           Three and Six Months ended January 31, 1995
           and 1994                                                                           4

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended January 31, 1995 and 1994                                          5

         Notes to Condensed Consolidated Financial
           Statements                                                                         6

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                                     7-8


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                  9

Item 6.  Exhibits and Reports on Form 8-K                                                     10

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Dollars in Thousands)

                                                                     January 31,                 July 31,
ASSETS                                                                 1995                        1994
                                                                     -----------               ----------
  Cash and cash equivalents                                            $  33,678                 $ 36,420
  Short-term investments                                                     ---                    1,264
  Accounts receivable                                                     15,915                   12,782
  Inventory                                                               90,231                   83,398
  Deferred taxes                                                           3,843                    4,673
  Prepaid expenses                                                         2,360                    2,060
                                                                        --------                 --------

            Total current assets                                         146,027                  140,597
                                                                        --------                 --------
Property and equipment:
  Land and land improvements                                              13,723                   10,477
  Buildings                                                               15,333                   14,824
  Furniture, fixtures and equipment                                       54,953                   51,563
  Leasehold improvements                                                  34,136                   34,156
            Less accumulated depreciation                                (45,351)                 (40,451)
                                                                        --------                 --------
                                                                          72,794                   70,569
Other assets:                                                           --------                 --------
  Intangible assets                                                       22,439                   22,494
                                                                        --------                 --------
                                                                        $241,260                 $233,660
                                                                        ========                 ========
LIABILITIES

Current liabilities:
  Notes payable, current portion                                      $    1,509               $    1,483
  Accounts payable                                                        50,299                   52,918
  Liability for third-party settlement
     and related expenses                                                    ---                    5,000
  Accrued rent                                                             6,196                    5,146
  Accrued expenses                                                         2,091                    1,934
  Accrued compensation and benefits                                        4,311                    4,765
  Income tax payable                                                       5,527                    1,197
                                                                        --------                 --------
             Total current liabilities                                    69,933                   72,443
                                                                        --------                 --------
Notes payable, net of current portion                                     22,976                   23,679
Deferred income tax                                                        6,310                    6,991
Minority interest in subsidiaries                                            602                      583
                                                                        --------                 --------
                                                                          29,888                   31,253
SHAREHOLDERS' EQUITY                                                    --------                 --------

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                              ---                      ---
Common stock:  $.01 par value; 40,000,000
  shares authorized; 16,464,617 and 16,270,323
  issued and outstanding, respectively                                       165                      163
Additional paid-in capital                                                48,105                   46,621
Retained earnings                                                         93,169                   83,180
                                                                        --------                 --------
                                                                         141,439                  129,964
                                                                        --------                 --------
                                                                        $241,260                 $233,660
                                                                        ========                 ========



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



(Amounts In Thousands, Except                       Three Months Ended                        Six Months Ended
    Per Share Data)                                     January 31,                              January 31,
                                                     ----------------------                  -------------------

                                                 1995                  1994                1995             1994
                                                 ----                  ----                ----             ----
    Net Sales                                   $185,134              $159,596           $352,474           $303,400

Costs and expenses:
  Cost of sales                                  136,504               117,133            260,002            222,757
  Selling, general and administrative             37,047                32,435             73,389             64,320
                                                --------              --------           --------           --------

       Income from operations                     11,583                10,028             19,083             16,323

Interest expense                                    (500)                 (456)            (1,051)              (889)
Interest income                                      313                   260                581                531
                                                --------              --------           --------           --------

       Income before income tax                   11,396                 9,832             18,613             15,965

Provision for income tax                           3,908                 3,358              6,416              5,486
                                                --------              --------           --------           --------

       Net income                               $  7,488              $  6,474           $ 12,197           $ 10,479
                                                ========              ========           ========           ========

Earnings per common share                       $    .46              $    .40           $    .74           $    .64
                                                ========              ========           ========           ========

Weighted average number of
   common shares outstanding                      16,408                16,255             16,376             16,250
                                                ========              ========           ========           ========

Cash dividend per common share                  $   .075              $  0.060           $   .135           $  0.110
                                                ========              ========           ========           ========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Six Months Ended
                                                                                      January 31,
                                                                                  --------------------
(Dollars In Thousands)
                                                                               1995                 1994
                                                                               ----                 ----
Operating activities:
   Net income                                                               $ 12,197             $ 10,479
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                              5,339                4,397
     Amortization                                                              2,326                1,755
     Deferred income tax                                                         149                2,062
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (3,133)              (3,504)
         Inventory                                                            (6,833)             (13,366)
         Prepaid expenses                                                     (  300)                  84
         Accounts payable                                                     (2,619)               5,197
         Third-party settlement
             and related expenses                                             (5,000)              (5,425)
         Accrued expenses                                                        753                1,876
         Income tax payable                                                    4,330               (1,154)
                                                                           ---------            ---------

             Net cash provided by operations                                   7,209                2,401
                                                                           ---------            ---------

 Investing activities:
   Purchase of property and equipment, net                                    (7,564)              (2,210)
   Purchase of intangible assets                                              (2,252)              (7,367)
   Maturity of short-term investments                                          1,264                2,522
   Purchase of property held for development or resale                           ---               (3,243)
                                                                           ---------            ---------

             Net cash used in investing activities                            (8,552)             (10,298)
                                                                           ---------            ---------

 Financing activities:
   Principal payments on debt                                                   (677)                (611)
   Dividends paid                                                             (2,208)              (1,787)
   Proceeds from exercise of stock options                                     1,486                  333
                                                                           ---------            ---------

             Net cash used in financing activities                            (1,399)              (2,065)
                                                                           ---------            ---------

 Net decrease in cash and cash equivalents                                    (2,742)              (9,962)
 Cash and cash equivalents at beginning of period                             36,420               41,392
                                                                           ---------            ---------

Cash and cash equivalents at end of period                                  $ 33,678            $  31,430
                                                                           =========            =========

   Cash paid for income tax                                                $   1,400            $   4,376
                                                                           =========            =========

   Cash paid for interest                                                  $   1,111            $     943
                                                                           =========            =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

                 The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at January 31, 1995 and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1994. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

2.       INVENTORY VALUATION

                 Inventory at interim periods is valued on a last-in, first-out
         (LIFO) basis and is determined based upon estimates of gross profit rates, inflation rates and inventory levels, and is adjusted for the results of physical inventories when taken.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

               References to years are to the Company's fiscal years, which end July 31.

         NET SALES

               Net sales reached $185.1 million and $352.5 million for the three and six months ended January 31, 1995, respectively, an increase of 16.0 percent and 16.2 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for more than one year) of 9.7 percent and 8.9 percent for the three and six months ended January 31, 1995, respectively, and sales made by stores opened in the last 12 months. As of January 31, 1995, the Company operated 159 stores, compared to 152 stores as of January 31, 1994, and 154 stores as of July 31, 1994.

               Prescription drug sales reached $89.3 million and $172.4 million for the three and six months ended January 31, 1995, respectively, an increase of 16.8 percent and 17.8 percent, respectively, over the comparable periods of the prior year. Prescription drug sales represented 48.2 percent and 48.9 percent of total sales for the three and six months ended January 31, 1995, respectively, compared to 47.9 percent and 48.2 percent for the three and six months ended January 31, 1994. The increases in both absolute amount and relative contribution reflect both an increase in comparable store pharmacy sales (due to increases both in the number of prescriptions filled and the average prescription price) of 11.4 percent for the three and six months ended January 31, 1995, and the Company's larger store base.

         COST OF SALES


               Cost of sales represented 73.7 percent and 73.8 percent of net sales for the three and six months ended January 31, 1995, respectively, compared to 73.4 percent for the three and six months ended January 31, 1994. The increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee as compensation for services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


               Selling, general and administrative ("SG&A") expenses as a percentage of net sales, amounted to 20.0 percent and 20.8 percent for the three and six months ended January 31, 1995, respectively, as compared to 20.3 percent and 21.2 percent respectively, for the comparable periods of the prior year. The decrease in the three and six month percentages was primarily attributable to the Company's efforts to control operating expenses and by the higher level of net sales.

         PROVISION FOR INCOME TAX


               The provision for income tax as a percentage of income before income tax was 34.3 percent and 34.5 percent, respectively, for the three and six months ended January 31, 1995, compared to 34.2 percent and 34.4 percent for the three and six months ended January 31, 1994, respectively.


LIQUIDITY AND CAPITAL RESOURCES

               Cash and cash equivalents decreased $2.7 million during the six months ended January 31, 1995. The Company expended $12.0 million for dividends and capital expenditures, of which $7.2 million was provided by operations.

               The Company believes that existing cash, cash equivalents, cash provided from operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1995.

               During fiscal 1995, the Company plans to open or acquire 17 to 20 stores. As of March 1,1995, six new stores have been opened. During the fiscal quarter ended January 31, 1995, the Company also consolidated an existing drugstore with the operations of another existing drugstore.

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders of the Company was held on December 6, 1994. At the annual meeting, the following persons were elected as directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:

                                                                                 Votes
                                                                                 -----


          Name                                                         For               Withheld
          ----                                                         ---               --------
         Eugene Applebaum                                             13,238,358             75,528
         Markus M. Ernst                                              13,238,458             75,430
         Gilbert C. Gerhard                                           13,238,458             75,428
         David B. Hermelin                                            13,238,458             75,428
         Spencer M. Partrich                                          13,238,458             75,428
         Laurie M. Shahon                                             13,238,358             75,528
         Samuel Valenti III                                           13,238,458             75,428

                 There were 900 broker non-votes and 74,628 abstentions in connection with the election of the directors at the annual meeting.

                 In addition, at the annual meeting, the adoption of the Company's Employee Stock Purchase Plan was approved by the Company's shareholders by a vote of 13,264,055 shares for the adoption and 28,144 shares against adoption, with 20,787 shares abstaining and 900 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 11:  Computation of Earnings Per Share      Page 12

         Exhibit 27:  Financial Data Schedule

    (b)  Reports on Form 8-K:

              NONE


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ARBOR DRUGS, INC.
                                                     (Registrant)





DATED: March 1, 1995                               /s/ Gilbert C. Gerhard
                                                   Gilbert C. Gerhard
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.               Description

Exhibit 11                Computation of Earnings Per Share

Exhibit 27                Financial Data Schedule