Form 10-Q
period 1995-04-30
ARBOR DRUGS INC
filed 1995-06-16
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  April 30, 1995                 Commission File Number 0-14491
                  ----------------                                       -------

                               ARBOR DRUGS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



      State of Michigan                                          38-2054345
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  3331 West Big Beaver, Troy, Michigan                               48084
- ----------------------------------------                            --------
(Address of principal executive offices)                            Zip Code


                                  810-643-9420
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X       No
    ---------      ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                   Outstanding at June 12, 1995
- ----------------------------                        ---------------------------
Common Stock, $.01 par value                                24,744,186

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                               Page No.
                                                                               --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            April 30, 1995 and July 31, 1994                                      3

         Condensed Consolidated Statements of Operation-
            Three and Nine Months ended April 30, 1995
            and 1994                                                              4

         Condensed Consolidated Statements of Cash Flows
            Nine Months Ended April 30, 1995 and 1994                             5

         Notes to Condensed Consolidated Financial
            Statements                                                            6

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                         7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         9


                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Dollars in Thousands)

                                                                        April 30,                 July 31,
ASSETS                                                                    1995                      1994
                                                                       ---------                  --------

Current assets:
  Cash and cash equivalents                                            $  37,239                $  36,420
  Short-term investments                                                   3,590                    1,264
  Accounts receivable                                                     15,887                   12,782
  Inventory                                                               88,926                   83,398
  Deferred taxes                                                           3,573                    4,673
  Prepaid expenses                                                         2,667                    2,060
                                                                       ---------                ---------

            Total current assets                                         151,882                  140,597
                                                                       ---------                ---------

Property and equipment:
  Land and land improvements                                              13,759                   10,477
  Buildings                                                               16,352                   14,824
  Furniture, fixtures and equipment                                       56,065                   51,563
  Leasehold improvements                                                  37,193                   34,156
            Less accumulated depreciation                                (47,695)                 (40,451)
                                                                       ---------                ---------

                                                                          75,674                   70,569
                                                                       ---------                ---------

Other Assets:
   Intangible assets                                                      21,759                   22,494
                                                                       ---------                ---------

                                                                       $ 249,315                 $233,660
                                                                       =========                =========
LIABILITIES

Current liabilities:
  Notes payable, current portion                                       $   1,520                $   1,483
  Accounts payable                                                        56,040                   52,918
  Liability for third-party settlement
    and related costs                                                         --                    5,000
  Accrued rent                                                             6,043                    5,146
  Accrued expenses                                                         2,584                    1,934
  Accrued compensation and benefits                                        4,604                    4,765
  Income tax payable                                                       3,217                    1,197
                                                                       ---------                ---------

             Total current liabilities                                    74,008                   72,443
                                                                       ---------                ---------

Notes payable, net of current portion                                     22,368                   23,679
Deferred income tax                                                        6,363                    6,991
Minority interest in subsidiaries                                            604                      583
                                                                       ---------                ---------

                                                                          29,335                   31,253
                                                                       ---------                ---------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                               --                       --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 24,742,506 and 24,510,289
  issued and outstanding, respectively                                       247                      245
Additional paid-in capital                                                48,560                   46,539
Retained earnings                                                         97,165                   83,180
                                                                       ---------                ---------
                                                                         145,972                  129,964
                                                                       ---------                ---------

                                                                       $ 249,315                $ 233,660
                                                                       =========                =========


               The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)



(Amounts In Thousands, Except                         Three Months Ended                     Nine Months Ended
    Per Share Data)                                        April 30,                              April 30,
                                                 --------------------------               -----------------------
                                                 1995                  1994               1995               1994
                                                 ----                  ----               ----               ----

Net Sales                                      $ 174,806             $ 155,629           $ 527,280         $ 459,029

Costs and expenses:
  Cost of sales                                  129,013               114,281             389,015           337,038
  Selling, general and administrative             37,466                34,194             110,855            98,515
  Provision for third-party settlement               --                  7,000                 --              7,000
                                               ---------             ---------           ---------         ---------

       Income from operations                      8,327                   154              27,410            16,476

Interest expense                                    (694)                 (476)             (1,745)           (1,365)
Interest income                                      379                   232                 960               763
                                               ---------             ---------           ---------         ---------

       Income (loss) before income tax             8,012                   (90)             26,625            15,874
                                               ---------             ---------           ---------         ---------

Provision for income tax                           2,782                 1,533               9,198             7,019
                                               ---------             ---------           ---------         ---------

       Net income (loss)                       $   5,230             $  (1,623)          $  17,427         $   8,855
                                               =========             =========           =========         =========

Earnings (loss) per common share               $     .21             $   ( .07)          $     .71         $     .36
                                               =========             =========           =========         =========

Weighted average number of
   common shares outstanding                      24,713                24,460              24,612            24,402
                                               =========             =========           =========         =========

Cash dividend per common share                 $     .05             $     .04           $     .14         $     .11
                                               =========             =========           =========         =========




                          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Nine Months Ended
                                                                                       April 30,
                                                                               ------------------------
(Dollars In Thousands)
                                                                               1995                 1994
                                                                               ----                 ----

Operating activities:                                                       $ 17,427             $  8,855
   Net income
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                              8,359                6,677
     Amortization                                                              3,459                2,827
     Deferred income tax                                                         472                3,128
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (3,105)              (5,067)
      Inventory                                                               (5,528)              (8,959)
      Prepaid expenses                                                          (607)                (370)
      Accounts payable                                                         3,122                4,821
      Third-party settlement
         and related expenses                                                 (5,000)               1,505
      Accrued expenses                                                         1,407                1,822
      Income tax payable                                                       2,020               (2,589)
                                                                            --------             --------

             Net cash provided by operations                                  22,026               12,650
                                                                            --------             --------

 Investing activities:
   Purchase of property and equipment, net                                   (13,464)              (8,035)
   Purchase of intangible assets                                              (2,724)              (8,678)
   Proceeds from (purchase of) short-term investments                         (2,326)                 575
                                                                            --------             --------


             Net cash used in investing activities                           (18,514)             (16,138)
                                                                            --------             --------

 Financing activities:
   Principal payments on debt                                                 (1,274)              (1,170)
   Dividends paid                                                             (3,442)              (2,766)
   Proceeds from stock purchase plan and exercise of stock options             2,023                  787
                                                                            --------             --------

             Net cash used in financing activities                           ( 2,693)              (3,149)
                                                                            --------             --------

 Net increase (decrease) in cash and cash equivalents                            819               (6,637)
                                                                            --------             --------
 Cash and cash equivalents at beginning of period                             36,420               41,392
                                                                            --------             --------

 Cash and cash equivalents at end of period                                 $ 37,239             $ 34,755
                                                                            ========             ========

   Cash paid for income tax                                                 $  6,098             $   6,124
                                                                            ========             ========

   Cash paid for interest                                                   $  2,026             $  1,548
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at April 30, 1995, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1994. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

              On April 17, 1995, the Board of Directors declared a 3 for 2 stock split which was effected in the form of a dividend paid on May 15, 1995. Accordingly, all per share and stock amounts have been restated to reflect this dividend.


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

         NET SALES

              Net sales reached $174.8 million and $527.3 million for the three and nine months ended April 30, 1995, respectively, an increase of
         12.3 percent and 14.9 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for more than one year) of 9.1 percent and 9.0 percent for the three and nine months ended April 30, 1995, respectively, and sales made by stores opened in the last 12 months. As of April 30, 1995, the Company operated 160 stores, compared to 153 stores as of April 30, 1994, and 154 stores as of July 31, 1994.

              Prescription drug sales were $88.9 million and $261.2 million for the three and nine months ended April 30, 1995, respectively, an increase of 13.7 percent and 16.4 percent, respectively, over the comparable periods of the prior year. Prescription drug sales represented 50.8 percent and 49.5 percent of total sales for the three and nine months ended April 30, 1995, respectively, compared to 50.1 percent and 48.8 percent for the three and nine months ended April 30, 1994. The increases in both absolute amount and relative contribution reflect both an increase in comparable store pharmacy sales (due to increases both in the number of prescriptions filled and the average prescription price) of 11.3 percent and 11.4 percent for the three and nine months ended April 30, 1995, respectively, and the Company's larger store base.

         COST OF SALES

              Cost of sales represented 73.8 percent of net sales for the three and nine months ended April 30, 1995, respectively, compared to 73.4 percent for the three and nine months ended April 30, 1994.
         Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee as compensation for services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

              Selling, general and administrative ("SG&A") expenses as a percentage of net sales, amounted to 21.4 percent and 21.0 percent for the three and nine months ended April 30, 1995, respectively, as compared to 22.0 percent and 21.5 percent respectively, for the comparable periods of the prior year. The decrease in the three and nine month percentages was primarily attributable to the Company's efforts to control operating expenses and by the higher level of net sales.

              PROVISION FOR INCOME TAX

              The provision for income tax as a percentage of income before income tax was 34.7 percent and 34.6 percent, respectively, for the three and nine months ended April 30, 1995, compared to 34.7 percent and 34.5 percent for the three and nine months ended April 30, 1994, respectively. The 1994 amounts exclude the effects of the Company's 1994 settlement with the United States and the State of Michigan.


         1994 PROVISION FOR THIRD-PARTY SETTLEMENT AND RELATED EXPENSES

              The 1994 provision for third party settlement of $7,000,000 reflects the Company's settlement dated June 7, 1994 with the United States and the State of Michigan to resolve certain claims made by them.


         LIQUIDITY AND CAPITAL RESOURCES

              Cash and cash equivalents increased $.8 million during the nine months ended April 30, 1995. The Company expended for the 9 months $19.6 million for dividends and capital expenditures. Cash provided by operations was $22.0 million for the same period.

              The Company believes that existing cash, cash equivalents, cash provided from operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1995.

              In the third quarter, Arbor opened one new drug store, adding to the six new stores opened in the first half of this year. For the fourth quarter, Arbor is planning on adding nine new stores, enabling us to solidify our position in southeastern Michigan as the drugstore of choice.

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



                                                          ARBOR DRUGS, INC.
                                                            (Registrant)




DATED: June 13, 1995                                /s/ Gilbert C. Gerhard
                                                    ---------------------------
                                                    Gilbert C. Gerhard
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION


Exhibit 11                Computation of Earnings Per Share

Exhibit 27                Financial Data Schedule