Form 10-K
period 1995-07-31
ARBOR DRUGS INC
filed 1995-10-27
CIK 791048

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1995
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14491

                               ARBOR DRUGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Michigan                           38-2054345
-------------------------------------------------------------------------------
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

       3331 West Big Beaver, Troy, Michigan                      48084
-------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (810) 643-9420

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 20, 1995, was $433,711,740.

     The number of outstanding shares of the registrant's common stock as of October 20, 1995 was 24,783,528.

Documents Incorporated by Reference

     Certain portions of the registrant's definitive proxy statment pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

 Item 1.   Business

 General

         Arbor Drugs, Inc. (the "Company") is the largest Michigan-based drugstore chain and the second largest drugstore chain operating in Michigan in terms of total revenues. As of July 31, 1995, the Company had 167 stores located primarily in southeastern Michigan.

         Unless the context otherwise requires, references to the "Company" include the Company's consolidated subsidiaries. References to a fiscal year are to the twelve months ended July 31.

 Products

         The Company's drugstores sell four principal categories of products: prescription drugs, health and beauty aids (including proprietary drugs and cosmetics), photofinishing and film and general merchandise. General merchandise includes seasonal and promotional goods, greeting cards, convenience foods and alcoholic and nonalcoholic beverages. In fiscal 1995, prescription drugs accounted for approximately 49.8 percent, health and beauty aids for approximately 21.9 percent, photofinishing and film for approximately
4.8 percent and general merchandise for approximately 23.5 percent of the Company's net sales. Contributions to net sales are not indicative of contributions to income from operations because gross margins vary among product categories and products within each category.

         The Company's business normally generates somewhat higher revenues during its second and fourth fiscal quarters (the Christmas and summer seasons). The Company believes that these higher revenues, in combination with the fixed nature of certain administrative and store operating costs and seasonal changes in product mix, result in higher operating income for these periods.

 Merchandising and Marketing

         The Company's merchandising strategy is to offer a broad selection of traditional drugstore items, including both nationally advertised and private label brand products. Substantially all products are offered at competitive prices. The Company emphasizes value and customer service in attractive, conveniently located drugstores. It uses color, signs, packaging and other merchandising aids to reinforce its name and low prices, and to showcase its products.

         The pharmacy department in each drugstore carries a complete line of both brand name and generic drugs. The Company has been expanding its prescription drug business by promoting the use of less costly generic drugs, whenever possible, and by entering into arrangements with insurance companies, health maintenance organizations ("HMOs") and other health care groups for the sale of prescription drugs under third- party reimbursement programs. See "Significant Customers" below.

         As part of the Company's merchandising of pharmaceutical products, each pharmacy department utilizes Arbortech Plus SM, a computerized pharmacy system. Arbortech PlusSM enables the Company's pharmacists to recall a customer's pharmacy history, with a view to identifying possible allergies, drug interactions or therapeutic duplication, and to provide customers with a complete record of medication dispensed. This system affords each of the Company's drugstores access to this information, thus enabling customers to be served by any store in the chain. Arbortech PlusSM also enables the Company to identify generic equivalents of brand name drugs, centrally control prescription prices, increase the speed of processing prescriptions and reduce the paperwork normally involved in, and thus expedite the collection of amounts due the Company under, third-party reimbursement programs.

         The Company promotes its private label Arbor (TM) brand products and presently offers approximately 1,000 such products, including a wide variety of vitamins, products for skin, hair and personal care, health products and proprietary drugs for colds, allergies and other ailments. Offering private label products enables the Company to sell products, comparable in quality to name brand products, at substantially lower prices to its customers, but at higher gross margins for the Company.

         The primary photo processing marketing program used by the Company is Picture! Picture! (SM), which offers a "two for the price of one" photo processing service, with guaranteed overnight processing. Additional programs are Picture! Plus! (SM) and the Picture! Picture! Club (SM), which offer customers one print plus a free roll of film and prizes for volume photofinishing. Picture Pronto (SM), is a one-hour photo processing service offered in 96 stores as of July 31, 1995. The Company intends to offer this service in most of its existing stores, and all new locations. All photo processing services are provided by an independent contractor.

         The Company advertises extensively, principally through the use of television, radio, direct mail and advertising circulars.

 Expansion Program

         As of July 31, 1995, the Company operated 167 drugstores, a net increase of 13 drugstores from the end of fiscal 1994. During fiscal 1995, the Company opened 15 drugstores and purchased the prescription files of a number of independent drugstores. Two stores were closed and consolidated with the operations of other Arbor Drug stores. Assuming no significant construction delays, the Company anticipates adding approximately 15 to 20 drugstore
locations in Michigan during  fiscal 1996.   The Company may also continue to
purchase the prescription files of various independent drugstores, as opportunities arise.

     In addition to adding drugstores in southeastern Michigan, the Company has expanded, and plans to continue to expand, in other areas of Michigan. The Company may also expand into contiguous states. The Company's 233,600 square foot distribution center, opened in February 1988, is expected to serve the Company's distribution needs for the next year. The Company is studying methods of improving the efficiency of the distribution center and is undertaking an expansion project which adds approximately 231,000 square feet to the existing facility. The Company expects that this expanded facility will accomodate approximately 400 stores.

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

 Significant Customers

         In fiscal 1995, 42.7 percent of the Company's net sales (approximately 80% of pharmacy net sales) were attributable to payments by third-party providers under prescription drug plans. Five of such third-party providers accounted for approximately one-third of fiscal 1995 net sales and one, Blue Cross Blue Shield of Michigan, accounted for more than 10 percent of fiscal 1995 net sales (14.4 percent).

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

         Competition remained keen during fiscal 1995 with the Company competing on the basis of price, convenience, store design, product selection, quality and variety. See "Merchandising and Marketing" above.

 Significant Proprietary Rights

         The Arbor(TM) trade name is considered to be of material importance to the business of the Company. The Company also holds servicemarks for some of its photo finishing products and pharmacy systems.


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

 Employees

         As of July 31, 1995, the Company had approximately 5,700 employees, approximately 400 of whom were employed in the Company's executive office and distribution center and the remainder of whom were employed in the Company's drugstores. A majority of the drugstore employees work on a part-time basis (fewer than 35 hours per week).

         The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

Item 2.   Properties

         As of July 31, 1995, over 90 percent of the Company's 167 drugstores were leased. Only three of the leases are due to expire within the next five years. In addition to base rentals, the majority of the Company's store leases require additional rentals based on a percentage of sales. In most instances, the leases obligate the Company to pay its pro rata share of common area maintenance charges, taxes and insurance.

         The Company owns its 233,600 square foot distribution center, which is located in Novi, Michigan. The Company leases its 54,000 square foot executive offices, which are located in Troy, Michigan.

Item 3.   Legal Proceedings

         In November 1993 the Securities and Exchange Commission (the "SEC") issued a formal Order of Private Investigation relating to the Company's reporting of certain third-party reimbursement practices and a contractual dispute over these practices with Blue Cross of Michigan (which has been settled). The Company has complied with the SEC's requests for information made in November 1993 and October 1994.

         The Company is also involved in various routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 10.   Directors and Executive Officers of the Registrant

         The information regarding executive officers of the Company contained in Item 10 of this Report as it appears in Part III of this Report is incorporated herein by reference.

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

                                             Common Stock Prices*
                                             --------------------                   Dividends
     Quarter Ended                            High          Low                     Per Share*
     Fiscal 1994                              ----          ---                     ----------
     -----------
     October 31                             $13.38         $10.38                        $.033
     January 31                              14.00          11.88                         .040
     April 30                                13.50          10.67                         .040
     July 31                                 14.00          10.67                         .040

     Fiscal 1995
     -----------

     October 31                             $14.50         $12.50                        $.040
     January 31                              16.00          13.13                         .050
     April 30                                17.50          14.67                         .050
     July 31                                 17.50          15.75                         .050

     Fiscal 1996
     -----------

     October 31 (through
     October 20)                            $19.50         $16.75                        $.050

*All data has been restated to give effect to the May 1995 3-for-2 stock split.

         The Company intends to continue to declare quarterly cash dividends on its Common Stock, subject to the Company's earnings, financial condition, capital requirements and other such factors as are deemed relevant by the Board of Directors.

         On October 20, 1995, there were approximately 6,200 shareholders of record of the Company (including individual participants in security position listings).

Item 6.  Six Year Summary of Selected Financial Data


The following tables set forth selected consolidated financial data for each of the fiscal years shown.


                                              1995          1994         1993           1992              1991      1990
                                              ----          ----         ----           ----              ----      ----
RESULTS OF OPERATIONS
 (In thousands, except per
  share data)

  Net Sales                                 $707,150      $618,562     $534,966        $476,848         $405,899   $341,286

   Operating costs and expenses:

   Cost of sales                             521,707       454,207      390,896         346,140          292,433    244,915
   Selling, general and
         administrative                      149,829       132,759      117,337         105,783           91,509     78,134
   Provision for third-party
     settlement and related expenses            -            7,000       16,000            -                -          -
                                            --------      --------     --------        --------         --------   --------

   Income from operations                     35,614        24,596       10,733          24,925           21,957     18,237
 Interest expense                             (2,035)       (1,667)      (1,738)         (2,763)          (2,878)    (2,918)
 Interest income                               1,359           995          961           1,399              805      1,425
                                            --------      --------     --------        --------         ---------  --------

   Income before income tax                   34,938        23,924        9,956          23,561           19,884     16,744
 Provision for income tax                     11,871         9,846        3,047           7,787            6,831      5,740
                                            --------      --------     --------        --------         --------   --------

     Net Income                             $ 23,067      $ 14,078     $  6,909        $ 15,774         $ 13,053   $ 11,004
                                            ========      ========     ========        ========         ========   ========
 Earnings per common
   share (a) (b)                               $ .94         $ .58       $  .28          $  .65           $  .59      $ .51
                                            ========      ========     ========        ========         ========   ========


FINANCIAL POSITION (at fiscal year end)
  (In thousands)

  Current assets                            $148,445      $140,597     $133,827        $126,340         $107,604   $ 73,159
  Current liabilities                         67,059        72,443       71,220          66,477           42,948     36,757
  Total assets                               246,594       233,660      215,579         200,423          175,673    131,897
  Notes payable, net of
    current portion                           22,260        23,679       18,151          12,986           27,500     28,500
  Shareholders' equity                       150,716       129,964      118,473         113,874           99,191     62,091
  Shareholders' equity per share (a)          $ 6.09        $ 5.30       $ 4.86          $ 4.69           $ 4.11     $ 2.89
  Dividends per share (a)                     $ .190        $ .153       $ .123          $ .093           $ .085     $ .072

(a) Reflects 3-for-2 stock splits effected May 1995, May 1991 and June 1989.

(b) 1994 and 1993 per share amounts include charges for the settlement of third-party providers' reimbursement claims and related expenses and the disposition of a lease dispute. Excluding these charges, 1994 and 1993 earnings per common share would have been $ .83 and $ .74, respectively.

 Item 7.   Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations:  Fiscal 1995 vs. Fiscal 1994

Components of earnings:                                                                   Percentage
                                                                    Percentage            Increase
                                                                    of Fiscal             (Decrease)
                                          Fiscal 1995               1995 Net              Compared to
                                         (In Millions)              Sales                 Fiscal 1994
                                         -------------              ----------            -----------

Net sales                                    $707.2                   100.0%                14.3%
Cost of sales                                 521.7                    73.8                 14.9
Selling, general and
 administrative expense                       149.9                    21.2                 12.9
                                             ------                  ------                -----

Income from operations                         35.6                     5.0                 44.8
Interest expense, net of
 interest income                                0.6                     0.1                (14.3)
Income tax                                     11.9                     1.6                 21.4
                                             ------                  ------                -----
Net income                                   $ 23.1                     3.3%               63.8%
                                             ======                  ======                =====

         Net sales reached $707.2 million in fiscal 1995, an increase of 14.3 percent over fiscal 1994 net sales of $618.6 million. The increase reflected an increase in comparable store sales (sales by stores in operation for at least 12 months) of 9.0 percent and the sales made by the drugstores opened in fiscal 1995.

         Prescription drug sales accounted for 49.8 percent of net sales in fiscal 1995, an increase from 49.0 percent in fiscal 1994. The increases in both absolute amount and relative contribution were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.

         The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store base and increased comparable store sales. The health and beauty aids category increased its contribution to net sales (from 21.6% in fiscal 1994 to 21.9% in fiscal 1995). Photofinishing and film increased as a percent of net sales, from 4.6% in 1994 to 4.8% in 1995 due to new product introductions. The percentage of net sales attributable to the general merchandise category declined (from 24.8% in fiscal 1994 to 23.5% in fiscal
1995); however, net sales attributable to the general merchandise category continues to increase in absolute terms.

         The Company's gross margin declined from 26.6 percent in fiscal 1994 to 26.2 percent in fiscal 1995 primarily due to the effect of rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers, which accounted for approximately 80 percent of the Company's prescription drug sales in fiscal 1995, generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 21.2 percent in fiscal 1995 from 21.5 percent in fiscal 1994. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

         The 1994 provision for third party settlement of $7,000,000 reflects the Company's settlement dated June 7, 1994, with the United States and the State of Michigan to resolve certain claims made by them.

         The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) decreased to 34.0 percent in fiscal 1995 from 41.2 percent in fiscal 1994. The decrease reflects the Company's preliminary assessment for the 1994 provision that the after-tax effect of the 1994 settlement, referred to above, would be approximately $6.1 million.

Results of Operations:  Fiscal 1994 vs. Fiscal 1993

Components of earnings:
Percentage

                                                                    Percentage            Increase
                                                                    of Fiscal             (Decrease)
                                          Fiscal 1994               1994 Net              Compared to
                                         (In Millions)              Sales                 Fiscal 1993
                                         -------------              ----------            -----------

Net sales                                    $618.6                   100.0%                15.6%
Cost of sales                                 454.2                    73.4                 16.2
Selling, general and
 administrative expense                       132.8                    21.5                 13.2
Provision for third-party
 settlement and related
 expenses                                       7.0                     1.1                (56.3)
                                             ------                  ------                ------

Income from operations                         24.6                     4.0                129.2
Interest expense, net of
 interest income                                0.7                     0.1                (12.5)
Income tax                                      9.8                     1.6                223.1
                                             ------                  ------                -----

Net income                                   $ 14.1                     2.3%               103.8%
                                             ======                  ======                ======

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

         The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store base and increased comparable store sales. The health and beauty aids category also increased its contribution to net sales (from 20.9% in fiscal 1993 to 21.6% in fiscal 1994). The percentage of net sales attributable to the general merchandise and photofinishing and film categories declined slightly (from 26.9% and 4.7%, respectively, in fiscal 1993 to 24.8% and 4.6%, respectively, in fiscal 1994).

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

         As a result of the Company's settlements during fiscal 1994, the Company operated during much of the fiscal year under new reimbursement formulas for Blue Cross Blue Shield of Michigan plans and the Medicaid Program. In the aggregate, the effect of these changes on the Company's after-tax profits in fiscal 1994 was not significant. Both Blue Cross Blue Shield of Michigan and the State of Michigan, which administers the Medicaid Program, have announced that they intend to change their reimbursement formulas for all participating pharmacies.

         SG&A expense decreased as a percentage of net sales to 21.5 percent in fiscal 1994 from 21.9 percent in fiscal 1993. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

         The Company's provision for third-party settlement and related expenses consisted of $7 million paid to the United States and the State of Michigan in the fourth quarter of fiscal 1994 to settle certain governmental claims related to the Company's reimbursement practices.

         The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) increased to 41.2 percent in fiscal 1994 from 30.6 percent in fiscal 1993. The increase reflects the Company's preliminary assessment that the after-tax effect of the settlement referred to above will be approximately $6.1 million.

Liquidity and Capital Resources

         Net cash provided by operations during fiscal 1995 was $26.6 million. Cash was principally used for capital expenditures and acquisitions ($20.6 million), cash dividends ($4.7 million) and principal payments on debt ($1.4 million). These activities resulted in a net cash increase of $3.4 million.

         The Company's capital expenditures in fiscal 1995 were made primarily to expand the Company's store base and remodel existing stores. In addition, the Company continued to invest in various retailing systems, such as its pharmacy (Arbortech PlusSM) and point-of-sale computer systems. The Company anticipates fiscal 1996 capital expenditures of approximately $22 million for these purposes. Additonally, the Company plans to expend approximately $8 million for the expansion of its warehouse and distribution center.

         During fiscal 1995, the Company added 15 drugstores through opening new locations. The Company consolidated two sites with other locations during the year. The Company also acquired the prescription files of various independent drugstores. The Company's current expansion plan contemplates adding approximately 20 new Arbor drugstores in fiscal 1996 through leasing new sites, developing new sites and if suitable opportunities arise, acquisitions. Four drugstores have been opened in fiscal 1996 to date.

         The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1996. As of July 31, 1995, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

Health Care Reform Proposals

         The Company's revenues from its pharmacy operations may be affected by various health care reform initiatives that are being considered by Congress and the State of Michigan. It is uncertain whether or when any such legislative initiatives will be enacted and, if implemented, the effect such legislation will have on the Company's results of operations or financial condition.

Item 8.   Financial Statements and Supplementary Data

         The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-13, attached hereto and found immediately following the signature page of this Report.

Item 9.   Disagreements on Accounting and Financial Disclosures

     None.
                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is certain information with respect to the executive officers of the Company.

         Name                        Age           Position
         ----                        ---           --------
         Eugene Applebaum            58            Chairman of the Board,
                                                   President and Chief Executive Officer

         Markus M. Ernst             58            Executive Vice President,
                                                   Chief Operating Officer and Director

         Gilbert C. Gerhard          53            Senior Vice President-Finance and Administration,
                                                   Chief Financial Officer, Secretary,
                                                   Treasurer and Director

         Donald M. Stutrud           47            Senior Vice President-Store Operations

         Eric B. Bolokofsky          43            Senior Vice President-Merchandising

         Dennis J. Wozniak           39            Senior Vice President-Purchasing and Marketing

         Robert R. Beale                         57                 Vice President-Real Estate

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

         Mr. Gerhard has been Senior Vice President - Finance and
Administration since February 1994. Mr. Gerhard has also served as Chief Financial Officer, Secretary and Treasurer since 1983 when he joined the Company. Mr. Gerhard was Vice President-Finance and Administration from 1983 until February 1994.

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

         Mr. Beale has been Vice President - Real Estate since March 1986. Mr. Beale joined the Company in March 1984.

         Additional information required by this Item will be contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1995 Proxy Statement"), to be held on December 5, 1995, under the captions, "Election of Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

         Information required by this Item will be contained in the 1995 Proxy Statement under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Information Concerning Meetings of the Board of Directors and Board Committees and Director Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item will be contained in the 1995 Proxy Statement, under the captions, "Election of Directors" and "Beneficial Ownership of Common Stock," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item will be contained in the 1995 Proxy Statement under the caption, "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

      (a) The following financial statements and financial statement schedules are filed as part of this Report:

           (1) Financial Statements:

                       Report of Independent Accountants

                       Consolidated Financial Statements:

                   Consolidated Balance Sheets -- July 31, 1995
                     and 1994

                   Consolidated Statements of Income -- Fiscal Years
                     ended July 31, 1995, 1994 and 1993

                   Consolidated Statements of Shareholders' Equity --
                     Fiscal Years ended July 31, 1995, 1994 and 1993

                   Consolidated Statements of Cash Flows -- Fiscal
                     Years ended July 31, 1995, 1994 and 1993

                   Notes to Consolidated Financial Statements

           (2) Financial Statement Schedules:

                 Schedule II -  Valuation and Qualifying Accounts


         All other schedules are omitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

                 (3)  Executive Compensation Plans and Arrangements

                      -  1986 Stock Option Plan
                      -  1996 Stock Option Plan

         (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1995.

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

                 3.2 Bylaws, filed as Exhibit 3.2 to the Registrant's Form S-1 Registration Statement (Registration No. 33-4378), are incorporated herein by reference.

                 4.0 Credit Agreement (the "Credit Agreement") dated as of May 14, 1992 among Arbor Drugs, Inc., NBD Bank, N.A., Manufacturers Bank, N.A., Continental Bank N.A., and NBD Bank, N.A., as Agent, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1992, is incorporated herein by reference.

                 4.0A Letter, dated June 2, 1994, from NBD Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank to Arbor Drugs, Inc., filed as Exhibit 10.3 to the Registrant's
                          Annual Report on Form 10-K for the year ended July 31, 1994, is incorporated herein by reference.

                 4.0B First Amendment to Credit Agreement, dated as of August 29, 1994, among Arbor Drugs, Inc., NBD
                          Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank, filed as
                          Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, is incorporated herein by reference.

                 4.1 The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

                 10.1 Amended and restated Arbor Drugs, Inc. Stock Option Plan, dated June 4, 1993, filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1993, is incorporated herein by reference.

                 10.2 Arbor Drugs, Inc. 1996 Stock Option Plan, filed as Annex 1 to the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

                 11.      Computation of Earnings Per Share.

                 21.      Subsidiaries of The Registrant.

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

                                 ARBOR DRUGS, INC.


                                 By: /s/ Eugene Applebaum
                                     --------------------------------------
                                     Eugene Applebaum,
                                     Chairman of the Board, Chief Executive
                                     Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 14, 1994.




 Signature                                        Capacity
 ---------                                        --------

/s/ Eugene Applebaum
------------------------------
Eugene Applebaum                                  Chairman of the Board, Chief
                                                  Executive Officer and President
                                                  (Principal Executive Officer)


/s/ Markus M. Ernst
------------------------------
Markus M. Ernst                                   Executive Vice President, Chief
                                                  Operating Officer and Director



/s/ Gilbert C. Gerhard
------------------------------
Gilbert C. Gerhard                                Senior Vice President-Finance and Administration,
                                                  Chief Financial Officer,
                                                  Secretary, Treasurer and Director
                                                  (Principal Financial and Accounting Officer)

/s/ David B. Hermelin
------------------------------
David B. Hermelin                                 Director


/s/ Spencer M. Partrich
------------------------------
Spencer M. Partrich                               Director



/s/ Laurie M. Shahon
------------------------------
Laurie M. Shahon                                  Director




/s/ Samuel Valenti III
------------------------------
Samuel Valenti III                                Director


                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                 _____________





             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JULY 31, 1995 AND 1994 AND
                         FINANCIAL STATEMENT SCHEDULES
                FOR THE YEARS ENDED JULY 31, 1995, 1994 AND 1993

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       AND FINANCIAL STATEMENT SCHEDULES

                                 _____________


                                                             Pages
                                                             -----
Report of Independent Accountants                             F-2

Financial Statements:

  Consolidated Balance Sheets -- July 31, 1995 and 1994       F-3

  Consolidated Statements of Income -- Fiscal Years ended
    July 31, 1995, 1994 and 1993                              F-4

  Consolidated Statements of Shareholders' Equity --
    Fiscal Years ended July 31, 1995, 1994 and 1993           F-4

  Consolidated Statements of Cash Flows -- Fiscal Years
    ended July 31, 1995, 1994 and 1993                        F-5

  Notes to Consolidated Financial Statements               F-6 - F-9


Financial Statement Schedules:

  Schedule   II - Valuation and Qualifying Accounts           F-12

    All other schedules are omitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Drugs, Inc. and Subsidiaries as of July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statments taken as a whole, present fairly, in all material respects, the information required to be included therein.





/s/ Coopers & Lybrand L.L.P.
----------------------------
Detroit, Michigan
September 29, 1995

CONSOLIDATED BALANCE SHEETS
Arbor Drugs, Inc. and Subsidiaries

July 31,                                               1995           1994
----------------------------------------------------------------------------
(Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                           $ 39,798      $ 36,420
  Short-term investments                                   170         1,264
  Accounts receivable                                   14,020        12,782
  Inventory                                             89,553        83,398
  Prepaid expenses                                       4,904         6,733
----------------------------------------------------------------------------
    Total current assets                               148,445       140,597
----------------------------------------------------------------------------
Property and equipment:
  Land and land improvements                            14,591        10,477
  Buildings                                             17,433        14,824
  Furniture, fixtures and equipment                     58,369        51,563
  Leasehold improvements                                35,695        34,156
    Less accumulated depreciation                      (49,705)      (40,451)
----------------------------------------------------------------------------
                                                        76,383        70,569
----------------------------------------------------------------------------
Intangible assets                                       21,766        22,494
----------------------------------------------------------------------------
    Total assets                                      $246,594      $233,660
============================================================================
LIABILITIES
Current liabilities:
  Notes payable, current portion                     $   1,529     $   1,483
  Accounts payable                                      50,341        52,918
  Liability for third-party settlement
    and related expenses                                 --            5,000
  Accrued rent and other                                 7,712         7,080
  Accrued compensation and benefits                      5,144         4,765
  Income tax payable                                     2,333         1,197
----------------------------------------------------------------------------
    Total current liabilities                           67,059        72,443
----------------------------------------------------------------------------
  Notes payable, net of current portion                 22,260        23,679
  Deferred income tax                                    5,938         6,991
  Minority interest in subsidiaries                        621           583
----------------------------------------------------------------------------
                                                        28,819        31,253
----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $.01 par value;
  2,000,000 shares authorized;
  none issued                                            --            --
Common stock: $.01 par value;
  40,000,000 shares authorized;
  24,765,602 and 24,510,290 issued
  and outstanding, respectively                            248           163
Additional paid-in capital                              48,902        46,621
Retained earnings                                      101,566        83,180
----------------------------------------------------------------------------
                                                       150,716       129,964
----------------------------------------------------------------------------
    Total liabilities & shareholders' equity          $246,594      $233,660
============================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Arbor Drugs, Inc. and Subsidiaries

Fiscal Years Ended July 31,                      1995          1994           1993
------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net sales                                      $707,150      $618,562       $534,966
Costs and expenses:
  Cost of sales                                 521,707       454,207        390,896
  Selling, general and administrative           149,829       132,759        117,337
  Provision for third-party settlement
    and related expenses                          --            7,000         16,000
------------------------------------------------------------------------------------
  Income from operations                         35,614        24,596         10,733
Interest expense                                 (2,035)       (1,667)        (1,738)
Interest income                                   1,359           995            961
------------------------------------------------------------------------------------
  Income before income tax                       34,938        23,924          9,956
Provision for income tax                         11,871         9,846          3,047
------------------------------------------------------------------------------------
  Net income                                   $ 23,067      $ 14,078       $  6,909
====================================================================================
Weighted average number of common
  shares outstanding (in thousands)              24,646        24,427         24,326
====================================================================================
Earnings per common share                         $0.94         $0.58          $0.28
====================================================================================
Cash dividend per common share                   $0.190        $0.153         $0.123
====================================================================================

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   Common Stock     Additional
                                 -----------------    Paid-In      Retained
(In thousands)                   Shares     Amount    Capital      Earnings        TOTAL
----------------------------------------------------------------------------------------
Balance, July 31, 1992           16,183   $ 162     $44,773       $68,939      $113,874
Net income                         --       --         --           6,909         6,909
Cash dividends of $.123
  per share                        --       --         --          (3,000)       (3,000)
Exercise of stock options            59     --          690           --            690
----------------------------------------------------------------------------------------
Balance, July 31, 1993           16,242     162      45,463        72,848       118,473
Net income                         --       --         --          14,078        14,078
Cash dividends of $.153
  per share                        --       --         --          (3,746)       (3,746)
Exercise of stock options            98       1       1,158           --          1,159
----------------------------------------------------------------------------------------
Balance, July 31, 1994           16,340     163      46,621        83,180       129,964
Net income                         --       --         --          23,067        23,067
Cash dividends of $.190
  per share                        --       --         --          (4,681)       (4,681)
Exercise of options and
  stock purchase plan               179       2       2,364           --          2,366
Three-for-two stock split         8,247      83         (83)          --           --
----------------------------------------------------------------------------------------
Balance, July 31, 1995           24,766   $ 248     $48,902      $101,566      $150,716
================================================================= =======================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Arbor Drugs, Inc. and Subsidiaries

Fiscal Years Ended July 31,                      1995          1994           1993
-----------------------------------------------------------------------------------
(Dollars in thousands)
Operating activities:
  Net income                                    $23,067       $14,078       $ 6,909
  Adjustments to reconcile net
    cash provided by operations:
      Depreciation                               10,886         9,027         8,210
      Amortization                                4,601         3,940         2,916
      Deferred income tax                        (1,053)          (17)          615
      Changes in operating assets
         and liabilities:
          Accounts receivable                    (1,238)       (4,469)        4,896
          Inventory                              (6,155)      (13,057)       (8,102)
          Prepaid expenses                        1,829         3,573        (7,639)
          Accounts payable                       (2,577)       11,357         4,801
          Third-party settlement
             and related expenses                (5,000)      (11,000)       16,000
          Accrued expenses                        1,049         3,008         1,729
          Income tax payable                      1,136        (2,430)        2,289
-----------------------------------------------------------------------------------
         Net cash provided
             by operations                       26,545        14,010        32,624
-----------------------------------------------------------------------------------
Investing activities:
  Purchase of property and
    equipment, net                              (16,700)      (14,371)      (13,431)
  Purchase of intangible assets                  (3,873)       (9,907)       (5,330)
  Sale or maturity (purchase) of
    short-term investments                        1,094         2,211        (3,005)
-----------------------------------------------------------------------------------
         Net cash used in
           investing activities                 (19,479)      (22,067)      (21,766)
-----------------------------------------------------------------------------------
Financing activities:
  Proceeds from borrowings                          --          6,900         6,450
  Principal payments on debt                     (1,373)       (1,228)      (21,361)
  Dividends paid                                 (4,681)       (3,746)       (3,000)
  Proceeds from exercise of stock options
    and stock purchase plan                       2,366         1,159           690
-----------------------------------------------------------------------------------
           Net cash provided by
             (used in) financing
             activities                          (3,688)        3,085       (17,221)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                            3,378        (4,972)       (6,363)
Cash and cash equivalents at
  beginning of year                              36,420        41,392        47,755
-----------------------------------------------------------------------------------
Cash and cash equivalents at
  end of year                                   $39,798       $36,420       $41,392
===================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Arbor Drugs, Inc. and Subsidiaries


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        The preparation of these consolidated financial statements, in order to be presented in conformity with generally accepted accounting principles, requires that management use estimates and assumptions regarding events anticipated and transpired, together with their potential effects upon the reported amounts of assets and liabilities, as well as the disclosures and assessments of contingent assets and liabilities, at the date of the financial statements, and in determining the reported amounts of revenues, costs and expenses of the reporting periods. Actual results could differ from those estimates.

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

RECEIVABLES

        The Company has contractual arrangements with third-party providers of insurance, enabling the Company to obtain reimbursement from these carriers for prescription services performed by the Company for benefit of its customers. Consequently, significant revenue and accounts receivable result from these arrangements.

INVENTORY VALUATION

        Inventories are stated at the lower of cost or market assuming a last-in, first-out cost flow. Had the first-in, first-out method for determining cost been used, inventories would have been increased by approximately $22,814,000 and $20,511,000 at July 31, 1995 and 1994,
respectively.

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

DEPRECIATION

        Depreciation is computed using primarily the straight-line method based on the following range of estimated useful lives:

Buildings . . . . . .  40 years
Furniture, fixtures
and equipment and
land improvements . .  5 to 20 years
Leasehold
improvements  . . . .  Lesser of lease term or useful lives, ranging from 5 to 20 years


INCOME TAX

        Deferred tax assets and liabilities are recognized for temporary differences at the tax rate expected to be in effect when the related asset is recovered or the related liability is settled.

PREOPENING EXPENSES

        Preopening expenses of retail drugstores are charged to income as incurred.

ADVERTISING

        Advertising production costs are expensed the first time the related advertising takes place. Advertising expense for the years ended July 31, 1995, 1994 and 1993 was approximately $14,774,000, $13,079,000 and $11,984,000 , respectively.



2.INTANGIBLE
  ASSETS:

Intangible assets consist of the following:

                               July 31,
-----------------------------------------------
                        1995             1994
-----------------------------------------------
                        (Dollars in thousands)
Prescription
  customer files       $19,767          $19,572
Leaseholds               3,631            3,917
Developed software       4,883            4,630
Other                   10,895           10,200
-----------------------------------------------
                        39,176           38,319
Less accumulated
  amortization          17,410           15,825
-----------------------------------------------
                       $21,766          $22,494
===============================================


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



3.NOTES
  PAYABLE:

                                              July 31,
----------------------------------------------------------------
                                       1995              1994
----------------------------------------------------------------
                                        (Dollars in thousands)
Mortgage note payable,
  interest at 8.75 percent,
  monthly interest and
  principal installments
  of $60,976 through
  July 1, 2014                       $ 6,778               $ 6,900
Senior note, interest at
  9.93 percent, semiannual
  interest and $500,000
  principal payments,
  final payment due
  October 31, 1997                     4,500                 5,500
Mortgage note payable,
  interest at 9.68 percent,
  monthly interest and
  principal installments
  of $62,298 through
  July 1, 2012                         6,223                 6,361
Line of credit term loan,
  interest at 7.16 percent,
  quarterly interest
  only payments,due
  December 15, 1997                    1,500                 1,500
Mortgage note payable,
  interest at 8.49 percent,
  monthly interest and
  principal installments
  of $42,926 through
  December 1, 2012                     4,677                 4,790
Other borrowings                         111                   111
------------------------------------------------------------------
                                      23,789                25,162
Less current portion                   1,529                 1,483
------------------------------------------------------------------
                                     $22,260               $23,679
==================================================================


        As of July 31, 1995, the Company had a $50 million line of credit with an outstanding balance of $1.5 million. This credit facility expires November 30, 2000.

        Maturities of notes payable for the next five fiscal years are approximately as follows:


1996                  $1,419,000
1997                  $1,458,000
1998                  $4,501,000
1999                  $  548,000
2000                  $  600,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
Arbor Drugs, Inc. and Subsidiaries


        The senior note, term loan and revolving credit agreement contain certain covenants, the most restrictive of which require the Company to maintain minimum current, debt service and equity ratios and maintain a minimum amount of net worth. Certain property has been pledged as collateral under terms of the mortgage notes payable.

        Interest costs capitalized for the years ended July 31, 1995, 1994 and 1993 were approximately $328,000, $264,000 and $270,000, respectively.

        Cash paid for interest, net of capitalized interest, was approximately $2,232,000, $1,700,000 and $1,588,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

4. RENTAL EXPENSE AND
   LEASE COMMITMENTS:

        The Company leases certain facilities, transportation, data processing and photo development equipment under operating lease agreements expiring on various dates through the year 2020. In addition to minimum rentals, certain lease agreements provide for contingent rental payments based upon attainment of specified sales volume or increases in the consumer price index. Most leases contain renewal options for periods ranging from 5 to 30 years. The following are summaries of rental expense and the future minimum annual rental payments required under all operating leases:

                       Year Ended July 31,
----------------------------------------------
                         1995       1994
----------------------------------------------
                      (Dollars in thousands)
Rental expense:
  Minimum rentals        $14,848       $14,792
  Contingent rentals       1,574         1,567
----------------------------------------------
                         $16,422       $16,359

Minimum annual rentals:
==============================================
Year ending July 31:
  1996                     $ 17,740
  1997                       18,335
  1998                       17,907
  1999                       17,002
  2000                       14,577
Remaining lease term        137,565
----------------------------------------------
                           $223,126
==============================================


        Accrued rent of $5,781,000 and $5,146,000 is included in accrued expenses as of July 31, 1995 and 1994, respectively.


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

6. INCOME
   TAX:

        The provision for federal income tax consists of the following:

                                     Year Ended July 31,
---------------------------------------------------------------
                                1995         1994        1993
---------------------------------------------------------------
                                   (Dollars in thousands)
Currently payable              $10,745       $6,112     $10,084
Deferred                         1,126        3,734      (7,037)
---------------------------------------------------------------
                               $11,871       $9,846      $3,047
===============================================================

        The provision for deferred income tax is attributed to the tax effect of differences caused by the timing of expense and revenue recognition, between financial statement and tax accounting, for certain transactions, at the tax rates expected to be in effect when the related asset is recovered or liability is settled. These differences are primarily attributed to the following:


                                                 July 31,
----------------------------------------------------------------
                                          1995             1994
----------------------------------------------------------------
                                          (Dollars in thousands)
Provision for
  third-party settlements               $ 1,750          $ 3,500
Vendor agreement
  discounts                                 130              437
Depreciation and
  amortization                              291               17
----------------------------------------------------------------

        The provision for income tax, as a percentage of income before tax, was
34.0 percent, 41.2 percent and 30.6 percent in 1995, 1994 and 1993, respectively. These rates differ from the statutory rate due to:

        In 1995, income earned on tax-exempt investments reduced the provision by approximately $300,000.

        In 1994, the provision reflects the Company's preliminary assessment that the after-tax effect of the Company's settlement with the United States and the State of Michigan will be approximately $6.1 million. Also, income earned on tax-exempt investments reduced the provision by approximately $255,000.

        In 1993, the Company's adoption of "Statement of Financial Accounting Standards No. 109" reduced the tax provision by $285,000, and income earned on tax-exempt investments reduced the tax provision by approximately $190,000.

        Prepaid expenses include the current portion of deferred income taxes of $2,494,000 and $4,673,000 in 1995 and 1994, respectively.

        Cash paid for income taxes was approximately $8,800,000, $8,135,000 and $6,374,000 in 1995, 1994 and 1993, respectively.


7. STOCK
   OPTION PLAN:

        Under the Company's Stock Option Plan, certain of the Company's key employees have been granted nonqualified stock options which allow the employee to purchase shares of common stock at prices equal to market value at the date of grant and become exercisable 12 months after grant, on a pro rata basis, over a five-year period. There were approximately 868,000 shares exercisable at July 31, 1995.

        The Company is currently authorized to grant options to purchase up to an aggregate of 3,806,250 shares of its common stock, of which 3,675,151 shares have been granted and 2,865,345 shares were outstanding as of July 31, 1995.

        Stock option transactions are summarized as follows.

                                 Number of             Option
                                   Shares            Price Range
----------------------------------------------------------------
Balance, July 31, 1992            1,182,780          $2.67-15.83
  Granted                           548,625          11.67-13.17
  Terminated                        (23,438)          3.30-15.83
  Exercised                         (89,190)          2.67- 8.67
----------------------------------------------------------------
Balance, July 31, 1993            1,618,777          $2.67-15.83
  Granted                           640,426          10.83-12.50
  Terminated                        (19,500)          8.33-15.83
  Exercised                        (145,980)          2.67-11.67
----------------------------------------------------------------
Balance, July 31, 1994            2,093,723          $4.00-15.83
  Granted                           985,351          13.03-15.17
  Terminated                        (17,445)          8.33-15.83
  Exercised                        (196,284)          4.00-13.17
----------------------------------------------------------------
Balance, July 31, 1995            2,865,345          $6.05-15.83
================================================================


8. QUARTERLY FINANCIAL
   SUMMARY (UNAUDITED):

(Dollars in thousands, except per share data)

                                           For the Three Months Ended
---------------------------------------------------------------------------------
Fiscal Year                   Oct. 31,       Jan. 31,      April 30,     July 31,
1995                            1994           1995           1995         1995
---------------------------------------------------------------------------------
Net sales                     $167,340       $185,134       $174,806     $179,870
Gross profit                    43,842         48,630         45,793       47,178
Net income                       4,709          7,488          5,230        5,640
Earnings
  per share                       $.19           $.30           $.21         $.23
=================================================================================

                                          For the Three Months Ended
---------------------------------------------------------------------------------
Fiscal Year                   Oct. 31,       Jan. 31,      April 30,     July 31,
1994                            1993           1994           1994         1994
---------------------------------------------------------------------------------
Net sales                     $143,804       $159,596       $155,629     $159,533
Gross profit                    38,180         42,463         41,348       42,364

Net income
  (loss)                         4,006          6,474         (1,623)*      5,223
Earnings (loss)
  per share                       $.16           $.27          $(.07)*       $.21
=================================================================================

Amounts may not total due to rounding.

* Results include a third quarter charge in the amount of $7.0 million (after-tax $6.1 million, or $.25 per share) relating to the settlement of a third-party provider's reimbursement claim.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

         COLUMN A                    COLUMN B             COLUMN C           COLUMN D         COLUMN E
         --------                    --------      ----------------------    --------         --------
                                     Balance at    Charges     Charges To                     Balance
                                     Beginning     To Cost/    Other                          at End
Description                          of Period     Expenses    Accounts      Deductions       of Period
-----------                          ----------    --------    ----------    ----------       ---------

Year End July 31, 1995:
=======================


Allowance For Doubtful
Accounts                             $1,018,510    $ 212,817            -            $ 687,937        $  543,390


Year End July 31, 1994:
=======================

Allowance For Doubtful
Accounts                             $1,014,652    $ 236,526            -            $ 232,668        $1,018,510


Year End July 31, 1993:
=======================

Allowance For Doubtful
Accounts                             $  756,765    $ 350,385            -            $  92,498        $1,014,652





                                    F - 12

            INDEX TO EXHIBITS                                                 Page #
                                                                              ------

3.1         Restated Articles of Incorporation, as
            amended,filed as Exhibit 3.1 to the Registrant's
            Annual Report on Form 10-K for the year ended
            July 31, 1988, are incorporated herein by reference.


3.2         Bylaws, filed  as Exhibit 3.2 to the Registrant's
            Form S-1 Registration Statement (Registration
            No. 33-4378), are incorporated herein by reference.


4.0 Credit Agreement (the "Credit Agreement") dated as of May 14,1992 among Arbor Drugs, Inc.,
            NBD Bank, N.A., Manufacturers Bank, N.A.,
            Continental Bank N.A., and NBD Bank, N.A., as Agent, filed as Exhibit 10.5 to the Registrant's
            Annual Report on Form 10-K for the year ended
            July 31, 1992, is incorporated herein by reference.

4.0A        Letter, dated June 2, 1994, from NBD Bank, N.A.
            (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank to Arbor Drugs, Inc., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, is incorporated herein by reference.

4.0B        First Amendment to Credit Agreement, dated as of
            August 29, 1994, among Arbor Drugs, Inc.,
            NBD Bank, N.A. (in its capacity as a Bank and as Agent), Continental Bank, N.A. and Comerica Bank, filed as Exhibit
            10.4 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1994, is incorporated herein by reference.

4.1 The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request,a copy of all long-term debt instruments not filed herwith.

10.1        Amended and restated Arbor Drugs, Inc. Stock Option
            Plan, dated June 4, 1993, filed as Exhibit 10.1 to the
            Registrant's Annual Report on Form 10-K for the year ended July 31, 1993, is incorporated herein by reference.

10.2 Arbor Drugs, Inc. 1996 Stock Option Plan, filed as Annex 1 to the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders, is incorporated herein by reference.

11.         Computation of Earnings Per Share.                                30

21.         Subsidiaries of The Registrant.                                   31

23.1        Consent of Coopers & Lybrand L.L.P, independent                   32
            accountants.

27.         Financial Data Schedule.                                          33
