Form 10-Q
period 1995-10-31
ARBOR DRUGS INC
filed 1995-11-29
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1995
Commission File Number 0-14491


                              ARBOR DRUGS, INC.
            (Exact name of registrant as specified in its charter)



        State of Michigan                      38-2054345
---------------------------------------        -----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

3331 West Big Beaver, Troy, Michigan           48084
----------------------------------------       -----
(Address of principal executive offices)       Zip Code


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


Yes     X       No
    --------        ---------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                       Outstanding at November 28, 1995
----------------------------              --------------------------------
Common Stock, $.01 par value                      24,825,800

                      ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           October 31, 1995 and July 31, 1995                              3

         Condensed Consolidated Statements of Income -
           Three Months Ended October 31, 1995 and 1994                    4

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended October 31, 1995 and 1994                    5

         Notes to Condensed Consolidated Financial
           Statements                                                      6

Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition                  7-8


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 9

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars In Thousands)

                                                                  October 31,         July 31,
ASSETS                                                               1995              1995
                                                                  -----------       -----------
Current assets:
  Cash and cash equivalents                                        $   30,941       $    39,798
  Short-term investments                                                  900               170
  Accounts receivable                                                  18,031            14,020
  Inventory                                                           106,591            89,553
  Deferred Taxes                                                        2,429             2,494
  Prepaid expenses                                                      2,867             2,410
                                                                  -----------       -----------

             Total current assets                                     161,759           148,445
                                                                  -----------       -----------

Property and equipment:
  Land and land improvements                                           16,321            14,591
  Buildings                                                            17,227            17,433
  Furniture, fixtures and equipment                                    60,324            58,369
  Leasehold improvements                                               35,919            35,695
           Less accumulated depreciation                              (51,403)          (49,705)
                                                                  -----------       -----------

                                                                       78,388            76,383
                                                                  -----------       -----------

Other Assets:
  Intangible assets                                                    21,374            21,766
                                                                  -----------       -----------

                                                                  $   261,521       $   246,594
                                                                  ===========       ===========
LIABILITIES

Current liabilities:
  Notes payable, current  portion                                 $     1,539       $     1,529
  Accounts payable                                                     57,757            50,341
  Accrued rent                                                          6,086             5,781
  Accrued expenses                                                      2,957             1,931
  Accrued compensation and benefits                                     5,335             5,144
  Income tax payable                                                    4,496             2,333
                                                                  -----------       -----------

             Total current liabilities                                 78,170            67,059
                                                                  -----------       -----------

  Notes payable, net of current portion                                21,649            22,260
  Deferred income tax                                                   5,857             5,938
  Minority interest in subsidiaries                                       642               621
                                                                  -----------       -----------

                                                                       28,148            28,819
                                                                  -----------       -----------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                            --                --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 24,806,673 and 24,765,602
  issued and outstanding, respectively                                    248               248
Additional paid-in capital                                             49,503            48,902
                                                                      105,452           101,566
Retained earnings                                                 -----------       -----------
                                                                      155,203           150,716
                                                                  -----------       -----------

                                                                  $   261,521       $   246,594
                                                                  ===========       ===========



                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



(Amounts In Thousands, Except                        Three Months Ended
    Per Share Data)                                      October 31,
                                             ----------------------------------


                                                1995                    1994
                                             -----------             ----------
Net Sales                                       $190,704              $167,340

Costs and expenses:
  Cost of sales                                  141,255               123,498
  Selling, general and administrative             41,609                36,342
                                                --------              --------


       Income from operations                      7,840                 7,500

Interest expense                                    (526)                 (551)
Interest income                                      456                   268
                                                --------              --------

       Income before income tax                    7,770                 7,217
                                                --------              --------

Provision for income tax                           2,645                 2,508
                                                --------              --------

       Net income                               $  5,125              $  4,709
                                                ========              ========

Earnings per common share                       $    .21              $    .19
                                                ========              ========

Weighted average number of
   common shares outstanding                      24,784                24,515
                                                ========              ========

Cash dividend per common share                  $    .05              $    .04
                                                ========              ========




                          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               Three Months Ended
                                                                                    October 31,
                                                                         ---------------------------------
(Dollars In Thousands)
                                                                             1995                  1994
                                                                          ----------            ----------
Operating activities:                                                        $ 5,125              $ 4,709
   Net income
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                              3,029                2,610
     Amortization                                                              1,092                1,117
     Deferred income tax                                                         (16)                 342
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (4,011)              (3,176)
      Inventory                                                              (17,038)             (10,734)
      Prepaid expenses                                                          (457)                (119)
      Accounts payable                                                         7,416                6,685
      Third-party settlement
          and related expenses                                                    --               (5,000)
      Accrued expenses                                                         1,543                  (72)
      Income tax payable                                                       2,163                2,084
                                                                          ----------            ---------


             Net cash used in operations                                      (1,154)              (1,554)
                                                                          ----------            ---------

 Investing activities:
   Purchase of property and equipment, net                                    (5,034)              (2,941)
   Purchase of intangible assets                                                (700)              (1,459)
   Purchase of short-term investments                                           (730)                (596)
                                                                          ----------            ---------


             Net cash used in investing activities                            (6,464)              (4,996)
                                                                          ----------            ---------

 Financing activities:
   Principal payments on debt                                                   (601)                (583)
   Dividends paid                                                             (1,239)                (980)
   Proceeds from exercise of stock options
     and stock purchase plan                                                     601                  180
                                                                          ----------            ---------
             Net cash used in financing activities                            (1,239)              (1,383)
                                                                          ----------            ---------

 Net decrease in cash and cash equivalents                                    (8,857)              (7,933)
                                                                          ----------            ---------

 Cash and cash equivalents at beginning of period                             39,798               36,420
                                                                          ----------            ---------

 Cash and cash equivalents at end of period                               $   30,941            $  28,487
                                                                          ==========            =========

   Cash paid for income tax                                               $      457            $      --
                                                                          ==========            =========

   Cash paid for interest                                                 $      671            $     656
                                                                          ==========            =========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments, necessary for a fair presentation of financial position, results of operations and cash flows at October 31, 1995, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1995. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

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

     NET SALES

         Net sales reached $190.7 million for the three months ended October 31, 1995, an increase of 14.0 percent over the three months ended October 31, 1994. The increase reflects an increase in comparable store sales (stores open for one year or more) of 9.2 percent and sales made by stores opened in the last 12 months. As of October 31, 1995, the Company operated 172 stores, compared to 158 stores as of October 31, 1994, and 167 stores as of July 31, 1995.

         Prescription drug sales were $96.8 million for the three months ended October 31, 1995, an increase of 16.5 percent over the three months ended
     October 31, 1994.   Prescription drug sales represented 50.8 percent of
     total sales for the three months ended October 31, 1995, compared to 49.7 percent for the three months ended October 31, 1994. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


     COST OF SALES


         Cost of sales represented 74.1 percent of net sales for the three months ended October 31, 1995, compared to 73.8 percent for the three months ended October 31, 1994. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


         Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 21.8 percent for the three months ended October 31, 1995, as compared to 21.7 percent for the three months ended October 31, 1994.

     PROVISION FOR INCOME TAX

         The provision for income tax as a percentage of income before income tax was 34.0 percent for the three months ended October 31, 1995, compared to 34.8 percent for the three months ended October 31, 1994. The decrease was attributable to an increase in interest income not subject to income taxes.


     LIQUIDITY AND CAPITAL RESOURCES


         Net cash used in operations for the three months ended October 31, 1995 was $1.2 million. Net cash used in investing activities was principally used for capital expenditures and acquisitions ($5.7 million), cash dividends ($1.2 million) and principal payments on debt ($.6 million). These activities resulted in a net cash decrease of $8.9 million.

         The Company anticipates fiscal 1996 capital expenditures to total approximately $22 million for expanding the Company's store base, remodeling existing stores and investing in retailing systems. Additionally, the Company plans to expend approximately $8 million for the expansion of its warehouse and distribution center.

         The Company's current expansion plan contemplates adding approximately 15 to 20 new Arbor drugstores in fiscal 1996 through leasing new sites, developing new sites and, if suitable opportunities arise, acquisitions. As of December 1, 1995, five new stores have been opened.

         The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1996. As of October 31, 1995, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 11:  Computation of Earnings Per Share      Page 11

        Exhibit 27:  Financial Data Schedule

   (b)  Reports on Form 8-K:

        None


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ARBOR DRUGS, INC.
                                                  (Registrant)




DATED: November 29, 1995                        /s/ Gilbert C. Gerhard
      ------------------                        ---------------------------
                                                Gilbert C. Gerhard
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

Exhibit 11         Computation of Earnings Per Share

Exhibit 27         Financial Data Schedule