Form 10-Q
period 1996-01-31
ARBOR DRUGS INC
filed 1996-02-28
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  January 31, 1996            Commission File Number 0-14491

                               ARBOR DRUGS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)




     State of Michigan                               38-2054345
-----------------------------------------            -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 3331 West Big Beaver, Troy, Michigan                48084
-----------------------------------------            -------------------
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


Yes   X       No
    -----        -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                        Outstanding at February 27, 1996
----------------------------            --------------------------------
Common Stock, $.01 par value                       25,015,508

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets -
            January 31, 1996 and July 31, 1995                        3

         Condensed Consolidated Statements of Income-
            Three and Six Months Ended January 31, 1996
            and 1995                                                  4

         Condensed Consolidated Statements of Cash Flows -
            Six Months Ended January 31, 1996 and 1995                5

         Notes to Condensed Consolidated Financial
            Statements                                                6

Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition        7-8


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 6.  Exhibits and Reports on Form 8-K                            10

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



(Dollars in Thousands)
                                                                                                   January 31,       July 31,
ASSETS                                                                                                1996             1995
                                                                                                   ----------       ---------
Current assets:
  Cash and cash equivalents                                                                           $41,500         $39,798
  Short-term investments                                                                                  160             170
  Accounts receivable                                                                                  20,254          14,020
  Inventory                                                                                           103,061          89,553
  Deferred taxes                                                                                        2,328           2,494
  Prepaid expenses                                                                                      1,331           2,410
                                                                                                   ----------       ---------
           Total current assets                                                                       168,634         148,445
                                                                                                   ----------       ---------
Property and equipment:
  Land and land improvements                                                                           15,701          14,591
  Buildings                                                                                            17,885          17,433
  Furniture, fixtures and equipment                                                                    61,077          58,369
  Leasehold improvements                                                                               37,165          35,695
           Less accumulated depreciation                                                              (53,287)        (49,705)
                                                                                                   ----------       ---------
                                                                                                       78,541          76,383
                                                                                                   ----------       ---------
Other assets:
  Intangible assets                                                                                    21,192          21,766
                                                                                                   ----------       ---------
                                                                                                     $268,367        $246,594
                                                                                                   ==========       =========
LIABILITIES

Current liabilities:
  Notes payable, current  portion                                                                      $1,548          $1,529
  Accounts payable                                                                                     54,361          50,341
  Accrued rent                                                                                          6,624           5,781
  Accrued expenses                                                                                      2,905           1,931
  Accrued compensation and benefits                                                                     5,941           5,144
  Income tax payable                                                                                    3,833           2,333
                                                                                                   ----------       ---------
            Total current liabilities                                                                  75,212          67,059
                                                                                                   ----------       ---------
Notes payable, net of current portion                                                                  21,536          22,260
Deferred income tax                                                                                     5,913           5,938
Minority interest in subsidiaries                                                                         666             621
                                                                                                   ----------       ---------
                                                                                                       28,115          28,819
                                                                                                   ----------       ---------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                                                            --              --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 25,011,683 and 24,765,602
  issued and outstanding, respectively                                                                    250             248
Additional paid-in capital                                                                             52,367          48,902
Retained earnings                                                                                     112,423         101,566
                                                                                                   ----------       ---------
                                                                                                      165,040         150,716
                                                                                                   ----------       ---------
                                                                                                     $268,367        $246,594
                                                                                                   ==========       =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)






(Amounts In Thousands, Except                           Three Months Ended    Six Months Ended
   Per Share Data)                                          January 31,         January 31,
                                                        ------------------   ------------------
                                                          1996      1995      1996       1995
                                                          ----      ----      ----       ----

Net Sales                                                $214,501  $185,134  $405,205  $352,474

Costs and expenses:
  Cost of sales                                           158,269   136,504   299,524   260,002
  Selling, general and administrative                      42,819    37,047    84,429    73,389
                                                         --------  --------  --------  --------

       Income from operations                              13,413    11,583    21,252    19,083

Interest expense                                             (447)     (500)     (972)   (1,051)
Interest income                                               333       313       789       581
                                                         --------  --------  --------  --------

       Income before income tax                            13,299    11,396    21,069    18,613
                                                         --------  --------  --------  --------

Provision for income tax                                    4,588     3,908     7,233     6,416
                                                         --------  --------  --------  --------

       Net income                                          $8,711    $7,488   $13,836   $12,197
                                                         ========  ========  ========  ========

Earnings per common share                                    $.35      $.30      $.56      $.50
                                                         ========= ========  ========  ========

Weighted average number of shares                          24,903    24,612    24,843    24,563
                                                         ========  ========  ========  ========
Earnings per common share -
 assuming full dilution                                      $.34      $.30      $.54      $.49
                                                         ========  ========  ========  ========
Weighted average number of shares -
 assuming full dilution                                    25,753    24,994    25,674    24,946
                                                         ========  ========  ========  ========

Cash dividend per common share                               $.07      $.05      $.12      $.09
                                                         ========  ========  ========  ========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended
                                                                          January 31,
(Dollars In Thousands)                                                 -----------------
                                                                         1996     1995
                                                                       -------- --------
Operating activities:
   Net income                                                           $13,836  $12,197
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                         5,972    5,339
     Amortization                                                         2,198    2,326
     Deferred income tax                                                    141      149
   Changes in operating assets and liabilities:
      Accounts receivable                                                (6,234)  (3,133)
      Inventory                                                         (13,508)  (6,833)
      Prepaid expenses                                                    1,079     (300)
      Accounts payable                                                    4,020   (2,619)
      Third-party settlement and related expenses                             -   (5,000)
      Accrued expenses                                                    2,659      753
      Income tax payable                                                  1,500    4,330
                                                                        -------  -------
                   Net cash provided by operations                       11,663    7,209
                                                                        -------  -------
Investing activities:
   Purchase of property and equipment, net                               (8,130)  (7,564)
   Purchase of intangible assets                                         (1,624)  (2,252)
   Purchase of short-term investments                                        10    1,264
                                                                        -------  -------
                   Net cash used in investing activities                 (9,744)  (8,552)
                                                                        -------  -------
Financing activities:
   Principal payments on debt                                              (705)    (677)
   Dividends paid                                                        (2,979)  (2,208)
   Proceeds from exercise of stock options
     and stock purchase plan                                              3,467    1,486
                                                                        -------  -------
                   Net cash used in financing activities                  ( 217)  (1,399)
                                                                        -------  -------
Net increase (decrease) in cash and cash equivalents                      1,702   (2,742)
                                                                        -------  -------
Cash and cash equivalents at beginning of period                         39,798   36,420
                                                                        -------  -------
Cash and cash equivalents at end of period                              $41,500  $33,678
                                                                        =======  =======
   Cash paid for income tax                                              $4,770   $1,400
                                                                        =======  =======
   Cash paid for interest                                                $1,117   $1,111
                                                                        =======  =======



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at January 31, 1996, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1995. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

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

NET SALES

        Net sales reached $214.5 million and $405.2 million for the three and six months ended January 31, 1996, respectively, an increase of 15.9 percent and
15.0 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for one year or more) of 9.1 percent for three and six months ended January 31, 1996 and sales made by stores opened in the last 12 months. As of January 31, 1996, the Company operated 174 stores, compared to 159 stores as of January 31, 1995, and 167 stores as of July 31, 1995.

        Prescription drug sales were $104.9 million and $201.8 million for the three and six months ended January 31, 1996, respectively, an increase of 17.5 percent and 17.1 percent, respectively, over the comparable periods of the
prior year.    Prescription drug sales represented 48.9 percent and 49.8 percent of total sales for the three and six months ended January 31, 1996, respectively, compared to 48.2 percent and 48.9 percent for the three and six months ended January 31, 1995. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


COST OF SALES

        Cost of sales represented 73.8 percent and 73.9 percent of net sales for the three and six months ended January 31, 1996, respectively, compared to
73.7 percent and 73.8 percent, respectively, for the three and six months ended January 31, 1995. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 20.0 percent and 20.8 percent for the three and six months ended January 31, 1996, respectively, unchanged from the comparable periods of the prior year.

PROVISION FOR INCOME TAX

        The provision for income tax as a percentage of income before income tax was 34.5 percent and 34.3 percent, respectively, for the three and six months ended January 31, 1996, compared to 34.3 percent and 34.5 percent, respectively, for the three and six months ended January 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations for the six months ended January 31, 1996 was $11.7 million. Net cash used in investing and financing activities principally consisted of capital expenditures and acquisitions ($9.8 million), cash dividends ($3.0 million) and principal payments on debt ($.7 million). In the aggregate, the Company's net cash increased by $1.7 million.

        The Company anticipates fiscal 1996 capital expenditures to total approximately $22 million for expanding the Company's store base, remodeling existing stores and investing in retailing systems. Additionally, during the fiscal year, the Company plans to expend approximately $8 million for the expansion of its warehouse and distribution center.

        The Company's current expansion plan contemplates adding approximately 15 to 20 new Arbor drugstores in fiscal 1996 through leasing new sites, developing new sites and, if suitable opportunities arise, acquisitions. As of January 31, 1996, 7 new stores have been opened.

        The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1996. As of January 31, 1996, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on December 5, 1995. At the annual meeting, the following persons were elected directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:



                                               Votes
                                               -----
                      Name                For        Withheld
                  -------------------  ----------  ----------

                  Eugene Applebaum     21,652,725      22,490
                  Markus M. Ernst      21,647,317      27,898
                  Gilbert C. Gerhard   21,652,878      22,337
                  David B. Hermelin    21,652,343      22,872
                  Spencer M. Partrich  21,652,353      22,862
                  Laurie M. Shahon     21,652,541      22,674
                  Samuel Valenti III   21,650,499      24,716


        There were 305 broker non-votes and 27,593 abstentions in connection with the election of the directors at the annual meeting.

        In addition, at the annual meeting, the adoption of the Company's 1996 Stock Option Plan was approved by the Company's shareholders by a vote of 16,223,711 shares for the adoption and 3,380,968 shares against adoption, with 100,277 shares abstaining and 1,970,259 broker non-votes.

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



                                               ARBOR DRUGS, INC.
                                               -----------------
                                                  (Registrant)



DATED: February 27, 1996                       /s/ Gilbert C. Gerhard
                                               ----------------------------
                                               Gilbert C. Gerhard
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.  DESCRIPTION
-----------  ---------------------------------


Exhibit 11   Computation of Earnings Per Share

Exhibit 27   Financial Data Schedule