Form 10-Q/A
period 1996-01-31
ARBOR DRUGS INC
filed 1996-03-04
CIK 791048

                       AMENDMENT 1 TO SECOND QUARTER 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                  FORM 10-Q/A
                                 _____________

                                Amendment No. 1

[X] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1996

                                       or

[  ]       AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to ________________

                        Commission file number:  0-14491

                              ARBOR DRUGS, INC.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)



             Michigan                                   38-2054345
    --------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)


         3331 West Big Beaver, Troy, Michigan  48084   (810) 643-9420
------------------------------------------------------------------------------
 (Address, Including Zip Code, and Telephone Number, Including Area Code of
                  Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
    --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at February 27, 1996
 ----------------------------                --------------------------------
 Common Stock, $.01 par value                             25,015,508

Reason for filing Form 10-Q (Amendment 1)
Form 10-Q Amendment 1 is being filed for the second quarter of fiscal 1996 for EDGAR Filing Inc. because when Form 10-Q was filed on February 27, 1996,
Exhibit 27 included income statement data for the three months ended January 31, 1996 and should have included income statement data for the six months ended January 31, 1996.

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


                                               ARBOR DRUGS, INC.
                                               -----------------
                                                 (Registrant)




DATED: March 4, 1996                           /s/  Gilbert C. Gerhard
       -------------                           -----------------------
                                               Gilbert C. Gerhard
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)