Form 10-Q
period 1996-04-30
ARBOR DRUGS INC
filed 1996-05-30
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  April 30, 1996             Commission File Number 0-14491


                               ARBOR DRUGS, INC.
             (Exact name of registrant as specified in its charter)




     State of Michigan                                       38-2054345
- -----------------------------------------                    -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 3331 West Big Beaver, Troy, Michigan                        48084
- -----------------------------------------                    -------------------
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


Yes  X       No
   -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




          Class                                   Outstanding at May 29, 1996
- ----------------------------                      ---------------------------
Common Stock, $.01 par value                               25,053,444

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                     Page No.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets -
                April 30, 1996 and July 31, 1995                        3

             Condensed Consolidated Statements of Income-
                Three and Nine Months Ended April 30, 1996
                and 1995                                                4

             Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended April 30, 1996 and 1995               5

             Notes to Condensed Consolidated Financial
                Statements                                              6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition                 7-8


PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                               9

                     ARBOR DRUGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




(Dollars in Thousands)
                                                                                     April 30,                 July 31,
ASSETS                                                                                 1996                     1995
                                                                                    ---------                 --------

Current assets:
  Cash and cash equivalents                                                        $ 31,450                    $ 39,798
  Short-term investments                                                              3,200                         170
  Accounts receivable                                                                20,270                      14,020
  Inventory                                                                         105,983                      89,553
  Deferred taxes                                                                      2,706                       2,494
  Prepaid expenses                                                                    1,867                       2,410
                                                                                   --------                    --------

           Total current assets                                                     165,476                     148,445
                                                                                   --------                    --------

Property and equipment:
  Land and land improvements                                                         16,452                      14,591
  Buildings                                                                          19,896                      17,433
  Furniture, fixtures and equipment                                                  62,791                      58,369
  Leasehold improvements                                                             39,131                      35,695
           Less accumulated depreciation                                            (55,273)                    (49,705)
                                                                                   --------                    --------

                                                                                     82,997                      76,383
                                                                                   --------                    --------

Other assets:
  Intangible assets                                                                  21,471                      21,766
                                                                                   --------                    --------

                                                                                   $269,944                    $246,594
                                                                                   ========                    ========
LIABILITIES

Current liabilities:
  Notes payable, current  portion                                                  $  1,558                    $  1,529
  Accounts payable                                                                   53,416                      50,341
  Accrued rent                                                                        6,467                       5,781
  Accrued expenses                                                                    2,673                       1,931
  Accrued compensation and benefits                                                   6,169                       5,144
  Income tax payable                                                                  2,009                       2,333
                                                                                   --------                    --------

            Total current liabilities                                                72,292                      67,059
                                                                                   --------                    --------

Notes payable, net of current portion                                                20,920                      22,260
Deferred income tax                                                                   5,911                       5,938
Minority interest in subsidiaries                                                       676                         621
                                                                                   --------                    --------

                                                                                     27,507                      28,819
                                                                                   --------                    --------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                                          --                          --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 25,052,544 and 24,765,602
  issued and outstanding, respectively                                                  250                         248
Additional paid-in capital                                                           53,166                      48,902
Retained earnings                                                                   116,729                     101,566
                                                                                   --------                    --------
                                                                                    170,145                     150,716
                                                                                   --------                    --------
                                                                                   $269,944                    $246,594
                                                                                   ========                    ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

(Amounts In Thousands, Except                             Three Months Ended                              Nine Months Ended
   Per Share Data)                                            April 30,                                       April 30,
                                              ---------------------------------------         -------------------------------------

                                                   1996                      1995                   1996                  1995
                                                 --------                  --------               --------              ---------
Net Sales                                        $208,242                  $174,806               $613,447               $527,280

Costs and expenses:
  Cost of sales                                   154,682                   129,013                454,206                389,015
  Selling, general and administrative              44,279                    37,466                128,708                110,855
                                                 --------                  --------               --------               --------

       Income from operations                       9,281                     8,327                 30,533                 27,410

Interest expense                                     (387)                     (694)                (1,360)                (1,745)
Interest income                                       339                       379                  1,129                    960
                                                 --------                  --------               --------               --------

       Income before income tax                     9,233                     8,012                 30,302                 26,625
                                                 --------                  --------               --------               --------

Provision for income tax                            3,176                     2,782                 10,409                  9,198
                                                 --------                  --------               --------               --------

       Net income                                $  6,057                  $  5,230               $ 19,893               $ 17,427
                                                 ========                  ========               ========               ========

Earnings per common share                        $    .24                  $    .21               $    .80               $    .71
                                                 ========                  ========               ========               ========

Weighted average number of shares                  25,029                    24,713                 24,904                 24,612
                                                 ========                  ========               ========               ========


Cash dividend per common share                   $    .07                  $    .05               $    .19               $    .14
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

                      ARBOR DRUGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                         April 30,
                                                                            ---------------------------------
(Dollars In Thousands)
                                                                               1996                    1995
                                                                            ---------               ---------
Operating activities:
  Net income                                                                 $19,893                 $17,427
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                              8,945                   8,359
     Amortization                                                              3,324                   3,459
     Deferred income tax                                                        (239)                    472
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (6,250)                 (3,105)
     Inventory                                                               (16,430)                 (5,528)
     Prepaid expenses                                                            543                    (607)
     Accounts payable                                                          3,075                   3,122
     Third-party settlement
       and related expenses                                                        -                  (5,000)
     Accrued expenses                                                          2,508                   1,407
     Income tax payable                                                         (324)                  2,020
                                                                             --------                --------

          Net cash provided by operations                                     15,045                  22,026
                                                                             --------                --------

    Investing activities:
       Purchase of property and equipment, net                               (15,559)                (13,464)
       Purchase of intangible assets                                          (3,029)                 (2,724)
       Purchase of short-term investments                                     (3,030)                 (2,326)
                                                                             --------                --------


                  Net cash used in investing activities                      (21,618)                (18,514)
                                                                             --------                --------

    Financing activities:
       Principal payments on debt                                             (1,311)                 (1,274)
       Dividends paid                                                         (4,730)                 (3,442)
       Proceeds from exercise of stock options
        and stock purchase plan                                                4,266                   2,023
                                                                             --------                --------

                  Net cash used in financing activities                       (1,775)                 (2,693)
                                                                             --------                --------

    Net increase (decrease) in cash and cash equivalents                      (8,348)                    819
                                                                             --------                --------

    Cash and cash equivalents at beginning of period                          39,798                  36,420
                                                                             --------                --------

    Cash and cash equivalents at end of period                               $31,450                 $37,239
                                                                             ========                ========

       Cash paid for income tax                                              $10,102                  $6,098
                                                                             ========                ========

       Cash paid for interest                                                 $1,758                  $2,026
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

                      ARBOR DRUGS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at April 30, 1996, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1995. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

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

   NET SALES

        Net sales reached $208.2 million and $613.4 million for the three and nine months ended April 30, 1996, respectively, an increase of 19.1 percent and 16.3 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for one year or more) of 10.8 percent and 9.7 percent for three and nine months ended April 30, 1996, respectively, and sales made by stores opened in the last 12 months. As of April 30, 1996, the Company operated 177 stores, compared to 160 stores as of April 30, 1995, and 167 stores as of July 31, 1995.

        Prescription drug sales were $109.2 million and $311.0 million for the three and nine months ended April 30, 1996, respectively, an increase of 22.8 percent and 19.1 percent, respectively, over the comparable periods of the
   prior year.    Prescription drug sales represented 52.4 percent and 50.7
   percent of total sales for the three and nine months ended April 30, 1996, respectively, compared to 50.8 percent and 49.5 percent for the three and nine months ended April 30, 1995. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


   COST OF SALES

        Cost of sales represented 74.3 percent and 74.0 percent of net sales for the three and nine months ended April 30, 1996, respectively, compared to
   73.8 percent for the three and nine months ended April 30, 1995. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 21.3 percent and 21.0 percent for the three and nine months ended April 30, 1996, respectively, compared to 21.4 percent and
   21.0 percent for the three and nine months ended April 30, 1995.

PROVISION FOR INCOME TAX

        The provision for income tax as a percentage of income before income tax was 34.4 percent for the three and nine months ended April 30, 1996, compared to
34.7 percent and 34.5 percent, respectively, for the three and nine months ended April 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations for the nine months ended April 30, 1996 was $15.0 million. Net cash used in investing and financing activities principally consisted of capital expenditures and acquisitions ($18.6 million), cash dividends ($4.7 million) and principal payments on debt ($1.3 million). In the aggregate, the Company's net cash decreased by $8.3 million.

        The Company anticipates fiscal 1996 capital expenditures to total approximately $22 million for expanding the Company's store base, remodeling existing stores and investing in retailing systems. Additionally, during the fiscal year, the Company plans to expend approximately $8 million for the expansion of its warehouse and distribution center.

        The Company's current expansion plan contemplates adding approximately 15 new Arbor drugstores in fiscal 1996 through leasing new sites, developing new sites and, if suitable opportunities arise, acquisitions. As of April 30, 1996, 10 new stores have been opened.

        The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1996. As of April 30, 1996, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

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



                                            ARBOR DRUGS, INC.
                                            -----------------
                                              (Registrant)





DATED:  May 30, 1996                        /s/ Gilbert C. Gerhard
       -------------                        --------------------------------
                                            Gilbert C. Gerhard
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                EXHIBIT INDEX


EXHIBIT NO.          DESCRIPTION
- -----------          -----------


Exhibit 11           Computation of Earnings Per Share

Exhibit 27           Financial Data Schedule