Form 10-K405
period 1996-07-31
ARBOR DRUGS INC
filed 1996-10-21
CIK 791048

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549

                                  FORM 10-K
---
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1996
---
---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14491

                              ARBOR DRUGS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Michigan                           38-2054345
------------------------------------- ------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

3331 West Big Beaver, Troy, Michigan                      48084
------------------------------------------              -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (810) 643-9420

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
                        ----------------------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 18, 1996, was $611,030,256.

     The number of outstanding shares of the registrant's common stock as of October 18, 1996 was 25,327,679.

Documents Incorporated by Reference

     Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                   PART I

Item 1.   Business

General

     Arbor Drugs, Inc. (the "Company") is the largest Michigan-based drugstore chain and the second largest drugstore chain operating in Michigan in terms of total revenues. As of July 31, 1996, the Company had 182 stores located primarily in southeastern Michigan.

     Unless the context otherwise requires, references to the "Company" include the Company's consolidated subsidiaries. References to a fiscal year are to the twelve months ended July 31.

Products

     The Company's drugstores sell four principal categories of products: prescription drugs, health and beauty aids (including proprietary drugs and cosmetics), photofinishing and film and general merchandise. General merchandise includes seasonal and promotional goods, greeting cards, convenience foods and alcoholic and nonalcoholic beverages. In fiscal 1996, prescription drugs accounted for approximately 51.3 percent, health and beauty aids for approximately 20.5 percent, photofinishing and film for approximately
4.9 percent and general merchandise for approximately 23.3 percent of the Company's net sales. Contributions to net sales are not indicative of contributions to income from operations because gross margins vary among product categories and products within each category.

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

     As part of the Company's merchandising of pharmaceutical products, each pharmacy department utilizes Arbortech Plus(SM), a computerized pharmacy system. Arbortech Plus(SM) enables the Company's pharmacists to recall a customer's pharmacy history, with a view to identifying possible allergies, drug interactions or therapeutic duplication, and to provide customers with a complete record of medication dispensed. This system affords each of the Company's drugstores access to this information, thus enabling customers to be served by any store in the chain. Arbortech Plus(SM) also enables the Company to identify generic equivalents of brand name drugs, centrally control prescription prices, increase the speed of processing prescriptions and reduce the paperwork normally involved in, and thus expedite the collection of amounts due the Company under, third-party reimbursement programs.

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

     The primary photo processing marketing program used by the Company is Picture! Picture!(SM), which offers a "two for the price of one" photo processing service, with guaranteed overnight processing. Additional programs are Picture! Plus!(SM) and the Picture! Picture! Club(SM), which offer customers one print plus a free roll of film and prizes for volume photofinishing.
Picture Pronto(SM), is a one-hour photo processing service offered in 172 stores as of July 31, 1996. The Company intends to offer this service in all new locations. All photo processing services are provided by an independent contractor.

     The Company advertises extensively, principally through the use of television, radio, direct mail and advertising circulars.

Expansion Program

     As of July 31, 1996, the Company operated 182 drugstores, a net increase of 15 drugstores from the end of fiscal 1995. During fiscal 1996, the Company opened 15 drugstores and purchased the prescription files of a number of independent drugstores. Assuming no significant construction delays, the Company anticipates adding approximately 15 to 20 drugstore locations in
Michigan during  fiscal 1997.   The Company may also continue to purchase the
prescription files of various independent drugstores, as opportunities arise.

     In addition to adding drugstores in southeastern Michigan, the Company has expanded, and plans to continue to expand, in other areas of Michigan. The Company may also expand into contiguous states. The Company's 470,000 square foot distribution center, which was expanded in fiscal 1996, is expected to serve the Company's distribution needs for the next several years. The Company expects that this expanded facility will accommodate approximately 400 stores.

Purchasing and Distribution

     The Company centrally purchases most of its merchandise directly from manufacturers, enabling it to benefit from promotional programs and volume discounts that certain manufacturers offer to retailers. Approximately 81 percent of the merchandise purchased by the Company is received at its distribution center for redistribution to its drugstores. The balance of store merchandise is shipped directly to the Company's drugstores by manufacturers and distributors at prices negotiated at the corporate level.

Significant Customers

     In fiscal 1996, 42.5 percent of the Company's net sales (approximately 83% of pharmacy net sales) were attributable to payments by third-party providers under prescription drug plans. Six of such third-party providers accounted for approximately one-third of fiscal 1996 net sales and one, Blue Cross Blue Shield of Michigan, accounted for more than 10 percent of fiscal 1996 net sales (11.2 percent).

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

     Competition remained keen during fiscal 1996 with the Company competing on the basis of price, convenience, store design, product selection, quality and variety. See "Merchandising and Marketing" above.

Significant Proprietary Rights

     The Arbor(TM) trade name is considered to be of material importance to the business of the Company. The Company also holds servicemarks for some of its photo finishing products and pharmacy systems.


Regulatory Matters and Insurance

     All of the Company's pharmacy departments and all pharmacists employed by the Company are licensed by the Michigan Board of Pharmacy. The Company's drugstores and its warehouse facility are also registered with the United States Drug Enforcement Administration and are subject to various licensing and regulatory requirements. Beer and wine are sold in all of the Company's drugstores, and liquor is sold in approximately half of the drugstores. The sale of alcoholic beverages is regulated by the Michigan Liquor Control

Commission. By virtue of these various license and registration requirements, the Company is obligated to observe certain rules and regulations. A violation of these rules and regulations could result in a suspension or revocation of such licenses or registrations with respect to one or more of the Company's drugstores or the distribution center.

     The Company carries general liability insurance, subject to self-insured retentions, with respect to druggist, product, premises and "dram-shop" claims.

Employees

     As of July 31, 1996, the Company had approximately 6,900 employees, approximately 400 of whom were employed in the Company's executive office and distribution center and the remainder of whom were employed in the Company's drugstores. A majority of the drugstore employees work on a part-time basis (fewer than 35 hours per week).

     The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

Item 2.   Properties

     As of July 31, 1996, over 90 percent of the Company's 182 drugstores were leased. Only eight of the leases are due to expire within the next five years. In addition to base rentals, the majority of the Company's store leases require additional rentals based on a percentage of sales. In most instances, the leases obligate the Company to pay its pro rata share of common area maintenance charges, taxes and insurance.

     The Company owns its 470,000 square foot distribution center, which is located in Novi, Michigan. The Company leases its 54,000 square foot executive offices, which are located in Troy, Michigan.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 10.   Directors and Executive Officers of the Registrant

     Set forth below is certain information with respect to the executive officers of the Company.

     Name                    Age                  Position
     ----                    ---                  --------
     Eugene Applebaum        59                   Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

     Markus M. Ernst         59                   Executive Vice President,
                                                  Chief Operating Officer and
                                                  Director

     Gilbert C. Gerhard      54                   Senior Vice
                                                  President-Finance and
                                                  Administration, Chief
                                                  Financial Officer, Secretary,
                                                  Treasurer and Director

     Donald M. Stutrud       48                   Senior Vice President-Store
                                                  Operations

     Eric B. Bolokofsky      44                   Senior Vice
                                                  President-Merchandising

     Dennis J. Wozniak       40                   Senior Vice
                                                  President-Purchasing and
                                                  Marketing

     John M. Enokian         63                   Senior Vice President -
                                                  Health Services


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

     Mr. Wozniak has been Senior Vice President - Purchasing and Marketing since February 1994. Mr. Wozniak served as Vice President - Purchasing from October 1987 until February 1994. Mr. Wozniak joined the Company in 1978.

     Mr. Enokian has been Senior Vice President - Health Services since April 1996. Mr. Enokian served as Vice President - Health Services from

February 1991 until April 1996. Mr. Enokian joined the Company in 1965 as a licensed pharmacist.


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


                                 Common Stock Prices
                                 -------------------              Dividends
        Quarter Ended              High          Low              Per Share
                                   ----          ---              ---------
        Fiscal 1995 *
        -----------

        October 31                $14.50         $12.50               $.04
        January 31                 16.00          13.13                .05
        April 30                   17.50          14.67                .05
        July 31                    17.50          15.75                .05

        Fiscal 1996
        -----------

        October 31                $19.88         $16.25               $.05
        January 31                 23.25          18.00                .07
        April 30                   22.50          19.38                .07
        July 31                    21.75          17.88                .07

        Fiscal 1997
        -----------

        October 31 (through
        October 18)               $26.00         $21.38               $.07


*All data has been restated to give effect to the May 1995 3-for-2 stock split.

     The Company intends to continue to declare quarterly cash dividends on its Common Stock, subject to the Company's earnings, financial condition, capital requirements and other such factors as are deemed relevant by the Board of Directors.

     On October 18, 1996, there were approximately 8,400 shareholders of record of the Company (including individual participants in security position listings).

Item 6.   Six Year Summary of Selected Financial Data

The following tables set forth selected consolidated financial data for each of the fiscal years shown.


                                         1996        1995            1994            1993               1992          1991
                                         ----        ----            ----            ----               ----          ----
Results of Operations
  (In thousands, except per share
  data)

  Net sales                            $826,130    $707,150          $618,562         $534,966        $476,848        $405,899

  Operating costs and expenses:

    Cost of sales                       611,924     521,707           454,207          390,896         346,140         292,433
    Selling, general and
       administrative                   172,969     149,829           132,759          117,337         105,783          91,509
    Provision for third-party
       settlement and related
       expenses                           -           -                 7,000           16,000           -               -
                                       --------    --------          --------         --------        --------        --------
    Income from operations               41,237      35,614            24,596           10,733          24,925          21,957
  Interest expense                       (1,654)     (2,035)           (1,667)          (1,738)         (2,763)         (2,878)
  Interest income                         1,453       1,359               995              961           1,399             805
                                       --------    --------          --------         --------        --------        --------
    Income before income tax             41,036      34,938            23,924            9,956          23,561          19,884
  Provision for income tax               14,012      11,871             9,846            3,047           7,787           6,831
                                       --------    --------          --------         --------        --------        --------
       Net income                       $27,024     $23,067           $14,078           $6,909         $15,774         $13,053
                                       ========    ========          ========         ========        ========        ========
  Earnings per common
    share (a) (b)                         $1.08       $0.94             $0.58            $0.28           $0.65           $0.59

Financial Position
  (at fiscal year end, in thousands)

  Current assets                       $163,449    $148,445          $140,597         $133,827        $126,340        $107,604
  Current liabilities                    70,515      67,059            72,443           71,220          66,477          42,948
  Total assets                          273,705     246,594           233,660          215,579         200,423         175,673
  Notes payable, net of current
    portion                              20,802      22,260            23,679           18,151          12,986          27,500
  Shareholders' equity                  176,169     150,716           129,964          118,473         113,874          99,191
  Shareholders' equity
    per share (a)                         $7.02       $6.09             $5.30            $4.86           $4.69           $4.11
  Dividends per share (a)                $0.260      $0.190            $0.153           $0.123          $0.093          $0.085

(a) Reflects 3-for-2 stock splits effected May 1995 and May 1991.

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

 Item 7.   Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations:  Fiscal 1996 vs. Fiscal 1995


        Components of earnings:                              Percentage
                                                 Percentage  Increase
                                                 of Fiscal   (Decrease)
                                   Fiscal 1996   1996 Net    Compared to
                                  (In Millions)  Sales       Fiscal 1995
                                  -------------  ----------  -----------

        Net sales                     $826.1       100.0%      16.8%
        Cost of sales                  611.9        74.1       17.3
        Selling, general and
         administrative expense        173.0        20.9       15.4
                                  -------------  ----------  -----------

        Income from operations          41.2         5.0       15.8
        Interest expense, net of
         interest income                  .2          --      (70.3)
        Income tax                      14.0         1.7       18.0
                                  -------------  ----------  -----------

        Net income                     $27.0         3.3%      17.2%
                                  =============  ==========  ===========



     Net sales reached $826.1 million in fiscal 1996, an increase of 16.8 percent over fiscal 1995 net sales of $707.2 million. The increase reflected an increase in comparable store sales (sales by stores in operation for at least 12 months) of 10.0 percent and the sales made by the drugstores opened in fiscal 1996.

     Prescription drug sales accounted for 51.3 percent of net sales in fiscal 1996, an increase from 49.8 percent in fiscal 1995. The increases in both absolute amount and relative contribution were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.

     The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store
base and increased comparable store sales.   The percentage of net sales
attributable to the general merchandise and health and beauty aids categories declined slightly (from 24.4% and 21.1%, respectively, in fiscal 1995 to 23.3% and 20.5%, respectively, in fiscal 1996). The photofinishing and film category increased its contribution to net sales (from 4.7% in fiscal 1995 to 4.9% in fiscal 1996)due to new product introductions.

     While net sales attributable to the general merchandise and health and beauty aids categories continues to increase in absolute terms, these categories declined slightly as a percentage of total sales owing to greater growth in the prescription drug sales category.

     The Company's gross margin declined from 26.2 percent in fiscal 1995 to
25.9 percent in fiscal 1996 primarily due to the effect of rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers.
Third-party providers, which accounted for approximately 83 percent of the Company's prescription drug sales in fiscal 1996, generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

     Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 20.9 percent in fiscal 1996 from 21.2 percent in fiscal 1995. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

     The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) increased to 34.1 percent in fiscal 1996 from 34.0 percent in fiscal 1995.

Results of Operations:  Fiscal 1995 vs. Fiscal 1994


Components of earnings:                                      Percentage
                                                 Percentage  Increase
                                                 of Fiscal   (Decrease)
                                   Fiscal 1995   1995 Net    Compared to
                                  (In Millions)  Sales       Fiscal 1994
                                  -------------  ----------  -----------
        Net sales                     $707.2       100.0%     14.3%
        Cost of sales                  521.7        73.8      14.9
        Selling, general and
         administrative expense        149.9        21.2      12.9
                                  -------------  ----------  -----------

        Income from operations          35.6         5.0      44.8
        Interest expense, net of
         interest income                 0.6         0.1     (14.3)
        Income tax                      11.9         1.6      21.4
                                  -------------  ----------  -----------
        Net income                     $23.1         3.3%     63.8%
                                  =============  ==========  ===========



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

     The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the larger store base and increased comparable store sales. Photofinishing and film increased as a percent of net sales, from 4.6% in 1994 to 4.7% in 1995 due to new product introductions. The percentage of net sales attributable to the general merchandise and health and beauty aids categories declined (from 24.8% and 21.6%, respectively in fiscal 1994 to 24.4% and 21.1%, respectively in fiscal
1995); however, net sales attributable to these categories continues to increase in absolute terms.

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

     "SG&A" expenses decreased as a percentage of net sales to 21.2 percent in fiscal 1995 from 21.5 percent in fiscal 1994. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

     The 1994 provision for third-party settlement of $7,000,000 reflects the Company's settlement dated June 7, 1994, with the United States and the State of Michigan to resolve certain claims made by them.

     The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) decreased to 34.0 percent in fiscal 1995 from 41.2 percent in fiscal 1994. The increase reflects the Company's preliminary assessment for the 1994 provision that the after-tax effect of the 1994 settlement, referred to above, would be approximately $6.1 million.

Liquidity and Capital Resources

     During fiscal 1996, net cash was provided by operations ($27.4 million) and through the exercise of stock options and employee stock purchase plan purchases ($4.9 million). Cash was principally used for capital expenditures and acquisitions ($28.5 million), cash dividends ($6.5 million) and principal payments on debt ($1.4 million). These activities resulted in a net cash decrease of $4.8 million.

     The Company's capital expenditures in fiscal 1996 were made primarily to expand the Company's distribution center and store base and remodel existing stores. In addition, the Company continued to invest in various retailing systems, such as its pharmacy (Arbortech PlusSM) and point-of-sale computer systems. The Company anticipates fiscal 1997 capital expenditures of approximately $25 million for these purposes.

     During fiscal 1996, the Company added 15 drugstores through opening new locations. The Company also acquired the prescription files of various independent drugstores. The Company's current expansion plan contemplates adding approximately 15 to 20 new Arbor drugstores in fiscal 1997 through leasing new sites, developing new sites and if suitable opportunities arise, acquisitions. Four drugstores have been opened in fiscal 1997 to date.

     The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1997.
As of July 31, 1996, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

Item 8.   Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-12, attached hereto and found immediately following the signature page of this Report.

Item 9.   Disagreements on Accounting and Financial Disclosures

     None.
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant


     Information required by this Item, which is not included in Part I hereof, will be contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1996 Proxy Statement"), to be held on December 3, 1996, under the captions, "Election of Directors" and is incorporated herein by reference.


Item 11.  Executive Compensation

     Information required by this Item will be contained in the 1996 Proxy Statement under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Information Concerning Meetings of the Board of Directors and Board Committees and Director Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information required by this Item will be contained in the 1996 Proxy Statement, under the captions, "Election of Directors" and "Beneficial Ownership of Common Stock," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information required by this Item will be contained in the 1996 Proxy Statement under the caption, "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a) The following financial statements and financial statement schedules are filed as part of this Report:

          (1) Financial Statements:

                    Report of Independent Accountants

                    Consolidated Financial Statements:

                    Consolidated Balance Sheets -- July 31, 1996
                    and 1995

                    Consolidated Statements of Income -- Fiscal Years ended July 31, 1996, 1995 and 1994

                    Consolidated Statements of Shareholders' Equity -- Fiscal Years ended July 31, 1996, 1995 and 1994

                    Consolidated Statements of Cash Flows -- Fiscal Years ended July 31, 1996, 1995 and 1994

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

          (3)  Executive Compensation Plans and Arrangements

               -  1986 Stock Option Plan
               -  1996 Stock Option Plan

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1996.

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

          11.  Computation of Earnings Per Share.

          21.  Subsidiaries of The Registrant.

          23.1 Consent of Coopers & Lybrand L.L.P., independent accountants.

           27. Financial Data Schedule.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 18, 1996.

                                     ARBOR DRUGS, INC.


                                     By: /s/ Eugene Applebaum
                                        ------------------------------------
                                        Eugene Applebaum,
                                        Chairman of the Board, Chief Executive
                                        Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 18, 1996.






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

/s/ David B. Hermelin
------------------------------
David B. Hermelin                   Director

/s/ Spencer M. Partrich
------------------------------
Spencer M. Partrich                 Director

/s/ Laurie M. Shahon
------------------------------
Laurie M. Shahon                    Director

/s/ Samuel Valenti III
------------------------------
Samuel Valenti III                  Director

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                 _____________









             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JULY 31, 1996 AND 1995 AND
                         FINANCIAL STATEMENT SCHEDULES
                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994

                     ARBOR DRUGS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      AND FINANCIAL STATEMENT SCHEDULES

                                _____________


                                                               Pages
                                                               -----
Report of Independent Accountants                               F-2


Financial Statements:

     Consolidated Balance Sheets -- July 31, 1996 and 1995      F-3

     Consolidated Statements of Income -- Fiscal Years ended
     July 31, 1996, 1995 and 1994                               F-4

     Consolidated Statements of Shareholders' Equity --
     Fiscal Years ended July 31, 1996, 1995 and 1994            F-4

     Consolidated Statements of Cash Flows -- Fiscal Years
     ended July 31, 1996, 1995 and 1994                         F-5

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of
Directors of Arbor Drugs, Inc.:


We have audited the consolidated financial statements and the financial statement schedule of Arbor Drugs, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Drugs, Inc. and Subsidiaries as of July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
-----------------------------
Detroit, Michigan
September 27, 1996

                         CONSOLIDATED BALANCE SHEETS

                     ARBOR DRUGS, INC. AND SUBSIDIARIES



July 31,                                        1996      1995
-----------------------------------------------------------------
(Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $34,955   $39,798
  Short-term investments                           855       170
  Accounts receivable                           17,507    14,020
  Inventory                                    106,283    89,553
  Prepaid expenses                               3,849     4,904
-----------------------------------------------------------------
    Total current assets                       163,449   148,445
-----------------------------------------------------------------
Property and equipment:
  Land and land improvements                    16,928    14,591
  Buildings                                     23,879    17,433
  Furniture, fixtures and equipment             65,874    58,369
  Leasehold improvements                        40,036    35,695
    Less accumulated depreciation             (57,598)  (49,705)
-----------------------------------------------------------------
                                                89,119    76,383
-----------------------------------------------------------------
Intangible assets                               21,137    21,766
-----------------------------------------------------------------
    Total assets                              $273,705  $246,594
=================================================================
LIABILITIES
Current liabilities:
  Notes payable, current portion                $1,568    $1,529
  Accounts payable                              51,014    50,341
  Accrued rent and other                         9,285     7,712
  Accrued compensation and benefits              6,687     5,144
  Income tax payable                             1,961     2,333
-----------------------------------------------------------------
    Total current liabilities                   70,515    67,059
-----------------------------------------------------------------
Notes payable, net of current portion           20,802    22,260
Deferred income tax                              5,538     5,938
Minority interest in subsidiaries                  681       621
-----------------------------------------------------------------
                                                27,021    28,819
-----------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $.01 par value;
  2,000,000 shares authorized;
  none issued                                      --        --
Common stock: $.01 par value;
  40,000,000 shares authorized;
  25,083,166 and 24,765,602 issued
  and outstanding, respectively                    251       248
Additional paid-in capital                      53,812    48,902
Retained earnings                              122,106   101,566
-----------------------------------------------------------------
                                               176,169   150,716
-----------------------------------------------------------------
    Total liabilities & shareholders' equity  $273,705  $246,594
=================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                       ARBOR DRUGS, INC. AND SUBSIDIARIES




Fiscal Years Ended July 31,                      1996       1995       1994
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)
Net sales                                      $826,130    $707,150    $618,562
Costs and expenses:
  Cost of sales                                 611,924     521,707     454,207
  Selling, general and administrative           172,969     149,829     132,759
  Provision for third-party settlement
   and related expenses                             --         --         7,000
--------------------------------------------------------------------------------
    Income from operations                       41,237      35,614      24,596
Interest expense                                 (1,654)     (2,035)     (1,667)
Interest income                                   1,453       1,359         995
--------------------------------------------------------------------------------
    Income before income tax                     41,036      34,938      23,924
Provision for income tax                         14,012      11,871       9,846
--------------------------------------------------------------------------------
     Net income                                $ 27,024    $ 23,067    $ 14,078
================================================================================
Weighted average number of common
  shares outstanding (in thousands)              24,944      24,646      24,427
================================================================================
Earnings per common share                      $   1.08    $   0.94    $   0.58
================================================================================
Cash dividend per common share                 $  0.260    $  0.190    $  0.153
================================================================================



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                 Common Stock    Additional
                               ---------------    Paid-In    Retained
(In thousands)                 Shares   Amount    Capital    Earnings   TOTAL
--------------------------------------------------------------------------------
Balance, July 31, 1993        16,242    $162     $45,463   $ 72,848    $118,473
Net income                        --      --         --      14,078      14,078
Cash dividends of $.153
  per share                       --      --         --      (3,746)     (3,746)
Exercise of stock options,        98       1       1,158        --        1,159
--------------------------------------------------------------------------------
Balance, July 31, 1994        16,340     163      46,621     83,180     129,964
Net income                        --      --          --     23,067      23,067
Cash dividends of $.190
  per share                       --      --          --     (4,681)     (4,681)
Exercise of options and
  stock purchase plan            179       2       2,364         --       2,366
Three-for-two stock split      8,247      83         (83)        --          --
--------------------------------------------------------------------------------
Balance, July 31, 1995        24,766     248      48,902    101,566     150,716
Net income                        --      --          --     27,024      27,024
Cash dividends of $.260
  per share                       --      --          --     (6,484)     (6,484)
Exercise of options and
  stock purchase plan            317       3       4,910         --       4,913
--------------------------------------------------------------------------------
Balance, July 31, 1996        25,083    $251     $53,812   $122,106    $176,169
================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       ARBOR DRUGS, INC. AND SUBSIDIARIES



Fiscal Years Ended July 31,                  1996        1995        1994
--------------------------------------------------------------------------------
(Dollars in thousands)

Operating activities:
 Net income                                $27,024      $23,067      $14,078
 Adjustments to reconcile net
   cash provided by operations:
     Depreciation                           11,971       10,886        9,027
     Amortization                            4,471        4,601        3,940
     Deferred income tax                       304       (1,053)         (17)
     Changes in operating assets
       and liabilities:
         Accounts receivable                (3,487)      (1,238)      (4,469)
         Inventory                         (16,730)      (6,155)     (13,057)
         Prepaid expenses                      351        1,829        3,573
         Accounts payable                      673       (2,577)      11,357
         Third-party settlement
           and related expenses                 --       (5,000)     (11,000)
         Accrued expenses                    3,176        1,049        3,008
         Income tax payable                   (372)       1,136       (2,430)
--------------------------------------------------------------------------------
         Net cash provided
           by operations                    27,381       26,545       14,010
--------------------------------------------------------------------------------
Investing activities:
 Purchase of property and equipment, net   (24,707)     (16,700)     (14,371)
 Purchase of intangible assets              (3,842)      (3,873)      (9,907)
 (Purchase), sale or maturity of
   short-term investments                     (685)       1,094        2,211
--------------------------------------------------------------------------------
         Net cash used in
           investing activities            (29,234)     (19,479)     (22,067)
--------------------------------------------------------------------------------
Financing activities:
 Proceeds from borrowings                       --           --        6,900
 Principal payments on debt                 (1,419)      (1,373)      (1,228)
 Dividends paid                             (6,484)      (4,681)      (3,746)
 Proceeds from exercise of stock options
   and stock purchase plan                   4,913        2,366        1,159
--------------------------------------------------------------------------------
         Net cash provided by
           (used in) financing activities   (2,990)      (3,688)       3,085
--------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                       (4,843)       3,378       (4,972)
Cash and cash equivalents at
 beginning of year                          39,798       36,420       41,392
--------------------------------------------------------------------------------
Cash and cash equivalents at
 end of year                               $34,955      $39,798      $36,420
================================================================================

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

   STOCK REPURCHASE PLAN

     On July 25, 1996, the Board of Directors authorized management to repurchase up to one million shares of the Company's common stock in the open market, at prices acceptable to management. Shares purchased under the program will be retired. No shares have been purchased to date.

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

   INVENTORY VALUATION

     Inventories are stated at the lower of cost or market assuming a last-in, first-out cost flow. Had the first-in, first-out method for determining cost been used, inventories would have been increased by approximately $25,607,000 and $22,814,000 at July 31, 1996 and 1995, respectively.

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

   DEPRECIATION

     Depreciation is computed using primarily the straight-line method based on the following range of estimated useful lives:

     Buildings  ....................................40 years
     Furniture, fixtures and equipment
       and land improvements........................5 to 20 years
     Leasehold improvements  .......................Lesser of lease term or useful lives, ranging from
                                                    5 to 20 years
   INCOME TAX

     Deferred tax assets and liabilities are recognized for temporary differences at the tax rate expected to be in effect when the related asset is recovered or the related liability is settled.

   PREOPENING EXPENSES

     Preopening expenses of retail drugstores are charged to income as incurred.

   ADVERTISING

     Advertising production costs are expensed the first time the related advertising takes place. Advertising expense for the years ended July 31, 1996, 1995 and 1994 was approximately $15,146,000, $14,774,000 and
   $13,079,000, respectively.

   STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," was issued in October 1995, with an effective date for fiscal years beginning in 1996, accordingly, the Company has yet to adopt the provisions promulgated therein. It is the Company's intent that, when adopted, such compensation will continue to be measured using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

2. INTANGIBLE ASSETS:

   Intangible assets consist of the following:
   July 31,                                          1996         1995
   ----------------------------------------------------------------------
                                                (Dollars in thousands)

   Prescription customer files                      $19,026      $19,767
   Leaseholds                                         3,091        3,631
   Developed software                                 5,067        4,883
   Other                                             12,274       10,895
   ----------------------------------------------------------------------
                                                     39,458       39,176
   Less accumulated amortization                     18,321       17,410
   ----------------------------------------------------------------------
                                                    $21,137      $21,766
   ======================================================================

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

     All intangible assets are evaluated for potential impairment of value on an on-going basis. Such evaluations consider current, as well as anticipated, operating results, measured on the basis of undiscounted cash flows, of the operation relative to the asset. Usefulness of the underlying asset in the operation of the Company is also a basis of evaluation. Additionally, trends and other circumstances are used in such evaluations and estimates.

3. NOTES PAYABLE:

      Approximate fair market values are as follows:


   July 31,                                                                       1996         1995
-------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
   Mortgage note payable, interest at 8.75 percent, monthly interest
     and principal installments of $60,976 through July 1, 2014                $ 6,634      $ 6,778
   Senior note, interest at 9.93 percent, semiannual interest and
    $500,000 principal payments, final payment due October 31, 1997              3,500        4,500
   Mortgage note payable, interest at 9.68 percent, monthly interest
    and principal installments of $62,298 through July 1, 2012                   6,071        6,223
   Line of credit term loan, interest at 7.16 percent, quarterly interest
    only payments, due December 15, 1997                                         1,500        1,500
   Mortgage note payable, interest at 8.49 percent, monthly interest
    and principal installments of $42,926 through December 1, 2012               4,554        4,677
   Other borrowings                                                                111          111
-------------------------------------------------------------------------------------------------------
                                                                                22,370       23,789
   Less current portion                                                          1,568        1,529
-------------------------------------------------------------------------------------------------------
                                                                               $20,802      $22,260
=======================================================================================================

        As of July 31, 1996, the Company had a $50 million line of credit with an outstanding balance of $1.5 million. This credit facility expires
November 30, 2001.
        Maturities of notes payable for the next five fiscal years are approximately as follows:


1997  ........$1,458,000        1998  ........$4,501,000        1999  ........$  548,000
2000  ........$  600,000        2001  ........$  656,000

        The senior note, term loan and line of credit agreement contain certain covenants, the most restrictive of which require the Company to maintain minimum current, debt service and equity ratios and maintain a minimum amount of net worth. Certain property has been pledged as collateral under terms of the mortgage notes payable.

        Interest costs capitalized for the years ended July 31, 1996, 1995 and 1994 were approximately $552,000, $328,000 and $264,000, respectively.

        Cash paid for interest, net of capitalized interest, was approximately $1,646,000, $2,232,000 and $1,700,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

4. RENTAL EXPENSE AND LEASE COMMITMENTS:

        The Company leases certain facilities, transportation, data processing and photo development equipment under operating lease agreements expiring on various dates through the year 2020. In addition to minimum rentals, certain lease agreements provide for contingent rental payments based upon attainment of specified

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

   sales volume or increases in the consumer price index. Most leases contain renewal options for periods ranging from 5 to 30 years. The following are summaries of rental expense and the future minimum annual rental payments required under all operating leases:

   Year Ended July 31,                             1996            1995
   -----------------------------------------------------------------------------
                                                        (Dollars in thousands)
   Rental expense:
     Minimum rentals                              $16,974         $14,848
     Contingent rentals                             1,846           1,574
   -----------------------------------------------------------------------------
                                                  $18,820         $16,422
   =============================================================================

    Minimum annual rentals:
    Year ending July 31:
     1997                                                  $ 21,388
     1998                                                    22,361
     1999                                                    21,447
     2000                                                    19,178
     2001                                                    17,452
   Remaining lease term                                     191,719
   -----------------------------------------------------------------------------
                                                           $293,545
   =============================================================================

     Accrued rent of $6,835,000 and $5,781,000 is included in accrued expenses as of July 31, 1996 and 1995, respectively.

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

6. INCOME TAX:

     The provision for federal income tax consists of the following:
   Year Ended July 31,                 1996              1995            1994
   -----------------------------------------------------------------------------
                                               (Dollars in thousands)
   Currently payable                 $13,708          $10,745          $6,112
   Deferred                              304            1,126           3,734
   -----------------------------------------------------------------------------
                                     $14,012          $11,871          $9,846
   =============================================================================

      The provision for deferred income tax is attributed to the tax effect of differences caused by the timing of expense and revenue recognition, between financial statement and tax accounting, for certain transactions, at the tax rates expected to be in effect when the related asset is recovered or liability is settled. These differences are primarily attributed to the following:

   July 31,                                       1996                1995
   -----------------------------------------------------------------------------
                                                    (Dollars in thousands)

   Vendor agreement discounts                    $  832              $  130
   Depreciation and amortization                   (251)                291
   Provision for third-party settlements             --               1,750
   -----------------------------------------------------------------------------

      The provision for income tax, as a percentage of income before tax, was
   34.1 percent, 34.0 percent and 41.2 percent in 1996, 1995 and 1994, respectively. These rates differ from the statutory rate due to:

      In 1996 and 1995, income earned on tax-exempt investments reduced the provision by approximately $300,000.

      In 1994, the provision reflects the Company's preliminary assessment that the after-tax effect of the Company's settlement with the United States and the State of Michigan will be approximately $6.1 million. Also, income earned on tax-exempt investments reduced the provision by approximately $255,000.

     Prepaid expenses include the current portion of deferred income taxes of $1,790,000 and $2,494,000 in 1996 and 1995, respectively.

     Cash paid for income taxes was approximately $12,738,000, $8,800,000 and $8,135,000 in 1996, 1995 and 1994, respectively.

7. STOCK OPTION AND STOCK PURCHASE PLANS:

     Under the Company's 1986 and 1996 Stock Option Plans, certain of the Company's key employees have been granted nonqualified stock options which allow the employee to purchase shares of common stock at prices equal to market value at the date of grant and become exercisable 12 months after grant, on a pro rata basis, over a five-year period. There were approximately 1,198,000 shares exercisable at July 31, 1996.

     The Company is currently authorized to grant options to purchase up to an aggregate of 5,806,250 shares of its common stock, of which 4,366,001 shares have been granted and 3,340,469 shares were outstanding as of July 31, 1996.

Stock option transactions are summarized as follows.




                                                         Number of Shares       Option Price Range
   -------------------------------------------------------------------------------------------------
   Balance, July 31, 1993                                   1,618,777                $2.67-15.83
     Granted                                                  640,426                10.83-12.50
     Terminated                                               (19,500)                8.33-15.83
     Exercised                                               (145,980)                2.67-11.67
   -------------------------------------------------------------------------------------------------
   Balance, July 31, 1994                                   2,093,723                $4.00-15.83
     Granted                                                  985,351                13.03-15.17
     Terminated                                               (17,445)                8.33-15.83
     Exercised                                               (196,284)                4.00-13.17
   -------------------------------------------------------------------------------------------------
   Balance, July 31, 1995                                   2,865,345                $6.05-15.83
     Granted                                                  738,000                16.25-17.50
     Terminated                                               (47,150)               11.67-17.50
     Exercised                                               (215,726)                7.45-15.83
   -------------------------------------------------------------------------------------------------
   Balance, July 31, 1996                                   3,340,469                $6.05-17.50
   =================================================================================================


     The Company has an Employee Stock Purchase Plan where employees may subscribe, through payroll withholdings, to purchase shares of the Company's common stock at the lower of 85% of market value at the beginning or end of each calendar quarter. Employees may not purchase in excess of 15% of gross pay under the plan, or 25% of gross pay in combination with withholdings under the 401(k) plan.

     Transactions under the Employee Stock Purchase Plan are summarized as follows:


                                                         Number of Shares        Issue Price Range
----------------------------------------------------------------------------------------------------
   Shares issued during the year ended July 31,
   1996                                                      101,828                $14.025-17.80
   1995                                                       45,715                $13.600-17.53
====================================================================================================


8. QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

   (Dollars in thousands, except per share data)

                                                           For the Three Months Ended
   -----------------------------------------------------------------------------------------------

   Fiscal Year                                 OCT. 31,     JAN. 31,       APRIL 30,      JULY 31,
   1996                                         1995         1996           1996           1996
   -----------------------------------------------------------------------------------------------
   Net sales                                   $190,704      $214,501      $208,242    $212,683
   Gross profit                                  49,449        56,232        53,560      54,965
   Net income                                     5,125         8,711         6,057       7,131
   Earnings per share                          $  .21        $  .35*       $   .24     $   .28
   ===============================================================================================

                                                           For the Three Months Ended
   -----------------------------------------------------------------------------------------------
   Fiscal Year                                 OCT. 31,     JAN. 31,       APRIL 30,      JULY 31,
   1995                                         1994         1995            1995          1995
   -----------------------------------------------------------------------------------------------
   Net sales                                   $167,340      $185,134      $174,806    $179,870
   Gross profit                                  43,842        48,630        45,793      47,178
   Net income                                     4,709         7,488         5,230       5,640
   Earnings per share                          $  .19        $  .30        $  .21      $  .23
   ===============================================================================================

Amounts may not total due to rounding.

*Earnings per share, assuming full dilution, were $.34.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                       ----------------------------------

COLUMN A                        COLUMN B                 COLUMN C                 COLUMN D          COLUMN E
--------                        --------                 --------                 --------          --------

                                BALANCE AT       CHARGES        CHARGES TO                           BALANCE
                                BEGINNING        TO COST/        OTHER                               AT END
DESCRIPTION                     OF PERIOD        EXPENSES       ACCOUNTS         DEDUCTIONS         OF PERIOD
-----------                     ---------       ---------      ----------        ----------         ---------
Year End July 31, 1996:
=======================

Allowance For Doubtful
Accounts                      $  543,390         $ 366,537          -              $ 209,223          $  700,704


Year End July 31, 1995:
=======================

Allowance For Doubtful
Accounts                      $1,018,510         $ 212,817          -              $ 687,937          $  543,390

Year End July 31, 1994:
=======================

Allowance For Doubtful        $1,014,652         $ 236,526          -              $ 232,668          $1,018,510
Accounts


     INDEX TO EXHIBITS

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