Form 10-Q
period 1996-10-31
ARBOR DRUGS INC
filed 1996-12-02
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1996        Commission File Number 0-14491
                   ----------------                               -------

                               ARBOR DRUGS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



          State of Michigan                           38-2054345
  ----------------------------------                  ----------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  3331 West Big Beaver, Troy, Michigan                48084
  --------------------------------------              -----
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


Yes     X       No
    ----------     ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at November 27, 1996
----------------------------                    --------------------------------
Common Stock, $.01 par value                                25,907,274

                     ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            October 31, 1996 and July 31, 1996                              3

         Condensed Consolidated Statements of Income-
            Three Months Ended October 31, 1996
            and 1995                                                        4

         Condensed Consolidated Statements of Cash Flows -
            Three Months Ended October 31, 1996 and 1995                    5

         Notes to Condensed Consolidated Financial
            Statements                                                      6

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                  7-8


PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   9

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Dollars in Thousands)
                                                                      October 31,               July 31,
ASSETS                                                                   1996                     1996
                                                                     -----------              -----------
Current assets:
  Cash and cash equivalents                                             $ 28,865                 $ 34,955
  Short-term investments                                                   3,500                      855
  Accounts receivable                                                     23,578                   17,507
  Inventory                                                              120,180                  106,283
  Deferred taxes                                                           1,700                    1,790
  Prepaid expenses                                                         2,506                    2,059
                                                                     -----------              -----------

            Total current assets                                         180,329                  163,449
                                                                     -----------              -----------

Property and equipment:
  Land and land improvements                                              18,220                   16,928
  Buildings                                                               26,548                   23,879
  Furniture, fixtures and equipment                                       71,196                   65,874
  Leasehold improvements                                                  41,361                   40,036
            Less accumulated depreciation                                (59,994)                 (57,598)
                                                                     -----------              -----------

                                                                          97,331                   89,119
                                                                     -----------              -----------

Other assets:
   Intangible assets                                                      20,988                   21,137
                                                                     -----------              -----------

                                                                        $298,648                 $273,705
                                                                     ===========              ===========
LIABILITIES

Current liabilities:
  Notes payable, current  portion                                       $  1,579                 $  1,568
  Accounts payable                                                        63,596                   51,014
  Accrued rent                                                             7,220                    6,835
  Accrued expenses                                                         2,941                    2,450
  Accrued compensation and benefits                                        7,339                    6,687
  Income tax payable                                                       3,716                    1,961
                                                                     -----------              -----------

             Total current liabilities                                    86,391                   70,515
                                                                     -----------              -----------

Notes payable, net of current portion                                     20,181                   20,802
Deferred income tax                                                        5,458                    5,538
Minority interest in subsidiaries                                            686                      681
                                                                     -----------              -----------

                                                                          26,325                   27,021
                                                                     -----------              -----------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                               --                       --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 25,419,529 and 25,083,166
  issued and outstanding, respectively                                       254                      251
Additional paid-in capital                                                58,935                   53,812
Retained earnings                                                        126,743                  122,106
                                                                     -----------              -----------
                                                                         185,932                  176,169
                                                                     -----------              -----------
                                                                        $298,648                 $273,705
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



(Amounts In Thousands, Except                        Three Months Ended
    Per Share Data)                                      October 31,
                                              --------------------------------

                                                 1996                   1995
                                              ----------             ---------
Net Sales                                       $224,973              $190,704

Costs and expenses:
  Cost of sales                                  167,315               141,255
  Selling, general and administrative             47,856                41,609
                                              ----------             ---------


       Income from operations                      9,802                 7,840

Interest expense                                    (372)                 (526)
Interest income                                      330                   456
                                              ----------             ---------

       Income before income tax                    9,760                 7,770
                                              ----------             ---------

Provision for income tax                           3,367                 2,645
                                              ----------             ---------

       Net income                             $    6,393             $   5,125
                                              ==========             =========

Earnings per common share                     $      .25             $     .21
                                              ==========             =========

Weighted average number of shares                 25,143                24,784
                                              ==========             =========

Earnings per common share,
   assuming full dilution                     $      .25             $     .20
                                              ==========             =========

Weighted average number of shares,
   assuming full dilution                         25,949                25,339
                                              ==========             =========


Cash dividend per common share                $      .07             $     .05
                                              ==========             =========




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      October 31,
                                                                           --------------------------------
(Dollars In Thousands)
                                                                              1996                  1995
                                                                           ---------             ----------
Operating activities:
   Net income                                                              $   6,393            $   5,125
   Adjustments to reconcile to net cash provided by operations:
     Depreciation                                                              2,996                3,029
     Amortization                                                              1,100                1,092
     Deferred income tax                                                          10                  (16)
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (6,071)              (4,011)
      Inventory                                                              (13,897)             (17,038)
      Prepaid expenses                                                          (447)                (457)
      Accounts payable                                                        12,582                7,416
      Accrued expenses                                                         1,533                1,543
      Income tax payable                                                       1,755                2,163
                                                                           ---------            ---------

             Net cash provided by (used in) operations                         5,954               (1,154)
                                                                           ---------            ---------

 Investing activities:
   Purchase of property and equipment, net                                   (11,208)              (5,034)
   Purchase of intangible assets                                                (951)                (700)
   Purchase of short-term investments                                         (2,645)                (730)
                                                                           ---------            ---------


             Net cash used in investing activities                           (14,804)              (6,464)
                                                                           ---------            ---------

 Financing activities:
   Principal payments on debt                                                   (610)                (601)
   Dividends paid                                                             (1,756)              (1,239)
   Proceeds from exercise of stock options
     and stock purchase plan                                                   5,126                  601
                                                                           ---------            ---------

             Net cash provided by (used in) financing activities               2,760               (1,239)
                                                                           ---------            ---------

 Net decrease in cash and cash equivalents                                    (6,090)              (8,857)
                                                                           ---------            ---------

 Cash and cash equivalents at beginning of period                             34,955               39,798
                                                                           ---------            ---------

 Cash and cash equivalents at end of period                                  $28,865              $30,941
                                                                           =========            =========

   Cash paid for income tax                                                $     165            $     457
                                                                           =========            =========

   Cash paid for interest                                                  $     612            $     671
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at October 31, 1996, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.


2.       INVENTORY VALUATION

              Inventory at interim periods is valued on a last-in, first-out
         (LIFO) basis which is determined based upon estimates of gross profit rates, inflation rates and inventory levels, and is adjusted for the results of physical inventories when taken.


3.       STOCK SPLIT

              On November 19, 1996, Arbor announced a 3-for-2 stock split to be effected in the form of a 50 percent stock dividend. The new shares will be distributed on December 17, 1996 to shareholders of record as of December 3, 1996. After effecting the stock split, earnings per share for the three months ending October 31, 1996 would be $.17 on a primary basis and $.16 on a fully diluted basis and earnings per share for the three months ending October 31, 1995 would be $.14 on a primary basis and $.13 on a fully diluted basis.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

               References to years are to the Company's fiscal years, which end July 31.

         NET SALES

              Net sales reached $225.0 million for the three months ended October 31, 1996, an increase of 18.0 percent over the three months ended October 31, 1995. The increase reflects an increase in comparable store sales (stores open for one year or more) of 11.0 percent and sales made by stores opened in the last 12 months. As of October 31, 1996, the Company operated 188 stores, compared to 172 stores as of October 31, 1995, and 182 stores as of July 31, 1996.

              Prescription drug sales were $119.9 million for the three months ended October 31, 1996, an increase of 23.8 percent over the three months ended October 31, 1995, accounting for 53.3 percent of total sales for the three months ended October 31, 1996, compared to 50.8 percent for the three months ended October 31, 1995. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


         COST OF SALES


              Cost of sales represented 74.4 percent of net sales for the three months ended October 31, 1996, compared to 74.1 percent for the three months ended October 31, 1995. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


              Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 21.3 percent for the three months ended October 31, 1996, compared to 21.8 percent for the three months ended October 31, 1995. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

         PROVISION FOR INCOME TAX

              The provision for income tax as a percentage of income before income tax was 34.5 percent for the three months ended October 31, 1996, compared to 34.0 percent for the three months ended October 31, 1995.


         LIQUIDITY AND CAPITAL RESOURCES


              For the three months ended October 31, 1996, net cash was provided by operations ($6.0 million) and through the exercise of stock options and employee stock purchase plan purchases ($5.1 million). Cash was principally used for capital expenditures and acquisitions ($12.2 million), purchase of short-term investments ($2.6 million), cash dividends ($1.8 million) and principal payments on debt ($.6 million). In the aggregate, the Company's net cash decreased by $6.1 million.

              The Company anticipates fiscal 1997 capital expenditures to total approximately $25 million. The funds will be used to open new stores, remodel existing stores and invest in retailing systems.
              The Company's current expansion plan contemplates adding
         approximately 15  to 20 new Arbor drugstores in fiscal 1997 through the leasing and development of new sites and, if suitable opportunities arise, acquisitions. As of October 31, 1996, 6 new stores have been opened during the current fiscal year.

              The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1997. As of October 31, 1996, the Company had outstanding borrowings against its line of credit aggregating $1.5 million.

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



                                                          ARBOR DRUGS, INC.
                                                          -----------------
                                                             (Registrant)



DATED: November 29, 1996                                  /s/ Gilbert C. Gerhard
       -----------------                                  ----------------------
                                                    Gilbert C. Gerhard
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------

Exhibit 11                Computation of Earnings Per Share

Exhibit 27                Financial Data Schedule