Form 10-Q
period 1997-01-31
ARBOR DRUGS INC
filed 1997-02-28
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  January 31, 1997            Commission File Number 0-14491
                  ------------------                                 ---------

                               ARBOR DRUGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        State of Michigan                                       38-2054345
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

   3331 West Big Beaver, Troy, Michigan                            48084
 ----------------------------------------                         --------
 (Address of principal executive offices)                         Zip Code


                                  810-643-9420
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X       No
      -----          -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at February 26, 1997
----------------------------                   ---------------------------------
Common Stock, $.01 par value                               39,082,310

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                               Page No.
                                                                               --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            January 31, 1997 and July 31, 1996                                     3

         Condensed Consolidated Statements of Income-
            Three and Six Months Ended January 31, 1997
            and 1996                                                               4

         Condensed Consolidated Statements of Cash Flows -
            Six Months Ended January 31, 1997 and 1996                             5

         Notes to Condensed Consolidated Financial
            Statements                                                             6

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                         7-8


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                       9

Item 6.  Exhibits and Reports on Form 8-K                                         10

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Dollars in Thousands)
                                                                      January 31,                July 31,
ASSETS                                                                   1997                     1996
                                                                      -----------              -----------
Current assets:
  Cash and cash equivalents                                            $  33,941                $  34,955
  Short-term investments                                                     335                      855
  Accounts receivable                                                     25,593                   17,507
  Inventory                                                              125,749                  106,283
  Deferred taxes                                                           1,575                    1,790
  Prepaid expenses                                                         1,041                    2,059
                                                                       ---------                ---------
            Total current assets                                         188,234                  163,449
                                                                       ---------                ---------

Property and equipment:
  Land and land improvements                                              19,546                   16,928
  Buildings                                                               27,362                   23,879
  Furniture, fixtures and equipment                                       68,665                   65,874
  Leasehold improvements                                                  42,199                   40,036
            Less accumulated depreciation                                (58,480)                 (57,598)
                                                                       ---------                ---------
                                                                          99,292                   89,119
                                                                       ---------                ---------
Other assets:
   Intangible assets                                                      20,873                   21,137
                                                                       ---------                ---------
                                                                       $ 308,399                $ 273,705
                                                                       =========                =========
LIABILITIES

Current liabilities:
  Notes payable, current  portion                                      $     589                $   1,568
  Accounts payable                                                        60,647                   51,014
  Accrued rent                                                             7,494                    6,835
  Accrued expenses                                                         3,574                    2,450
  Accrued compensation and benefits                                        5,728                    6,687
  Income tax payable                                                       2,488                    1,961
                                                                       ---------                ---------
             Total current liabilities                                    80,520                   70,515
                                                                       ---------                ---------

Notes payable, net of current portion                                     16,557                   20,802
Deferred income tax                                                        5,303                    5,538
Minority interest in subsidiaries                                            721                      681
                                                                       ---------                ---------
                                                                          22,581                   27,021
                                                                       ---------                ---------
SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
  share authorized; none issued                                               --                       --
Common stock:  $.01 par value; 40,000,000
  shares authorized; 39,079,647 and 37,624,749
  issued and outstanding, respectively                                       391                      251
Additional paid-in capital                                                69,775                   53,812
Retained earnings                                                        135,132                  122,106
                                                                       ---------                ---------
                                                                         205,298                  176,169
                                                                       ---------                ---------
                                                                       $ 308,399                $ 273,705
                                                                       =========                =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Amounts In Thousands, Except                       Three Months Ended                       Six Months Ended
    Per Share Data)                                     January 31,                             January 31,
                                            ----------------------------------        ------------------------------
                                                1997                  1996                1997              1996
                                            ------------           -----------        ------------      ------------
Net Sales                                   $    250,318           $   214,501        $    475,291      $    405,205

Costs and expenses:
  Cost of sales                                  185,449               158,269             352,764           299,524
  Selling, general and administrative             48,586                42,819              96,442            84,429
                                            ------------           -----------        ------------      ------------

       Income from operations                     16,283                13,413              26,085            21,252

Interest expense                                    (534)                 (447)               (906)             (972)
Interest income                                      357                   333                 687               789
                                            ------------           -----------        ------------      ------------

       Income before income tax                   16,106                13,299              25,866            21,069
                                            ------------           -----------        ------------      ------------

Provision for income tax                           5,378                 4,588               8,745             7,233
                                            ------------           -----------        ------------      ------------

       Net income                           $     10,728           $     8,711        $     17,121      $     13,836
                                            ============           ===========        ============      ============

Earnings per common share                   $        .28           $       .23        $        .45      $        .37
                                            ============           ===========        ============      ============

Weighted average number of shares                 38,899                37,354              38,315            37,265
                                            ============           ===========        ============      ============
Earnings per common share -
  assuming full dilution                    $        .27           $       .23        $        .43      $        .36
                                            ============           ===========        ============      ============
Weighted average number of shares -
  assuming full dilution                          39,929                38,629              39,427            38,511
                                            ============           ===========        ============      ============

Cash dividend per common share              $       .060           $      .047        $       .107      $       .080
                                            ============           ===========        ============      ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Six Months Ended
                                                                                     January 31,
                                                                           ------------------------------
(Dollars In Thousands)
                                                                              1997                1996
                                                                           ---------            ---------
Operating activities:
   Net income                                                              $  17,121            $  13,836
   Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                             8,427                8,170
   Changes in operating assets and liabilities:
      Accounts receivable                                                     (8,086)              (6,234)
      Inventory                                                              (19,466)             (13,508)
      Prepaid expenses                                                         1,018                1,079
      Accounts payable                                                         9,633                4,020
      Accrued expenses                                                           844                2,800
      Income tax payable                                                         527                1,500
                                                                           ---------            ---------
             Net cash provided by operations                                  10,018               11,663
                                                                           ---------            ---------
 Investing activities:
   Purchase of property and equipment, net                                   (16,405)              (8,130)
   Purchase of intangible assets                                              (1,931)              (1,624)
   Sale of short-term investments                                                520                   10
                                                                           ---------            ---------

             Net cash used in investing activities                           (17,816)              (9,744)
                                                                           ---------            ---------
 Financing activities:
   Principal payments on debt                                                 (5,224)                (705)
   Dividends paid                                                             (4,095)              (2,979)
   Proceeds from exercise of stock options
     and stock purchase plan                                                  16,103                3,467
                                                                           ---------            ---------
             Net cash provided (used) in financing activities                  6,784                 (217)
                                                                           ---------            ---------

 Net increase (decrease) in cash and cash equivalents                         (1,014)               1,702
                                                                           ---------            ---------

 Cash and cash equivalents at beginning of period                             34,955               39,798
                                                                           ---------            ---------

 Cash and cash equivalents at end of period                                $  33,941            $  41,500
                                                                           =========            =========

   Cash paid for income tax                                                $   4,173            $   4,770
                                                                           =========            =========

   Cash paid for interest                                                  $   1,201            $   1,117
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at January 31, 1997, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

              On November 19, 1996, the Board of Directors declared a 3 for 2 stock split which was effected in the form of a dividend paid on December 17, 1996. Accordingly, all per share and stock amounts have been restated to reflect this dividend.


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

         NET SALES

              Net sales reached $250.3 million and $475.3 million for the three and six months ended January 31, 1997, respectively, an increase of
         16.7 percent and 17.3 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for one year or more) of 10.0 percent and 10.5 percent for the three and six months ended January 31, 1997, respectively, and sales made by stores opened in the last 12 months. As of January 31, 1997, the Company operated 191 stores, compared to 174 stores as of January 31, 1996, and 182 stores as of July 31, 1996.

              Prescription drug sales were $127.5 million and $247.3 million for the three and six months ended January 31, 1997, respectively, an increase of 21.5 percent and 22.6 percent, respectively, over the
         comparable periods of the prior year.    Prescription drug sales
         represented 50.9 percent and 52.0 percent of total sales for the three and six months ended January 31, 1997, respectively, compared to 48.9 percent and 49.8 percent for the three and six months ended January 31, 1996. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable- store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


         COST OF SALES

              Cost of sales represented 74.1 percent and 74.2 percent of net sales for the three and six months ended January 31, 1997, respectively, compared to 73.8 percent and 73.9 percent, respectively, for the three and six months ended January 31, 1996. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

              Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 19.4 percent and 20.3 percent for the three and six months ended January 31, 1997, respectively, compared to 20.0 percent and 20.8 percent, respectively, for the three and six months ended January 31, 1996. The decreases were primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

         PROVISION FOR INCOME TAX

              The provision for income tax as a percentage of income before income tax was 33.4 percent and 33.8 percent, respectively, for the three and six months ended January 31, 1997, compared to 34.5 percent and 34.3 percent, respectively, for the three and six months ended January 31, 1996. The decreases were attributable to differences in determining income for income taxes versus financial statement income.


         LIQUIDITY AND CAPITAL RESOURCES

              For the six months ended January 31, 1997, net cash was provided by operations ($10.0 million) and through the exercise of stock options and employee stock purchase plan purchases ($16.1 million). Cash was principally used for capital expenditures and acquisitions ($18.3 million), principal payments on debt ($5.2 million) and cash dividends ($4.1 million). In the aggregate, the Company's net cash decreased by $1.0 million.

              Included in the $5.2 million of principal payments on debt is $4.5 million of payments made in advance of maturity dates to take advantage of favorable interest rate spreads.

              The Company anticipates fiscal 1997 capital expenditures to total approximately $28 million. The funds will be used to open new stores, remodel existing stores and invest in retailing systems.

              The Company's current expansion plan contemplates adding approximately 18 to 20 new Arbor drugstores in fiscal 1997 through the leasing and development of new sites and, if suitable opportunities arise, acquisitions. As of January 31, 1997, 9 new stores have been opened during the current fiscal year.

              The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1997. As of January 31, 1997, the Company had no outstanding borrowings against its line of credit.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on December 3, 1996. At the annual meeting, the following persons were elected directors of the Company and the following votes were cast for or were withheld from voting with respect to the election of each such person:

                                                          Votes
                                                          -----
              Name                              For                 Withheld
              ----                          ----------              --------
         Eugene Applebaum                   22,355,367               109,585
         Markus M. Ernst                    22,356,482               108,470
         Gilbert C. Gerhard                 22,356,482               108,470
         David B. Hermelin                  22,356,082               108,870
         Spencer M. Partrich                22,354,182               110,770
         Laurie M. Shahon                   22,356,207               108,745
         Samuel Valenti III                 22,354,981               109,971

         There were 110,083 broker non-votes and abstentions in connection with the election of the directors at the annual meeting. All votes were cast prior to the stock split effective December 17, 1996.

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



                                              ARBOR DRUGS, INC.
                                              -----------------
                                                (Registrant)




DATED: February 28, 1997                      /s/ Gilbert C. Gerhard
      -------------------                     ------------------------------
                                              Gilbert C. Gerhard
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
-----------               -----------
Exhibit 11                Computation of Earnings Per Share

Exhibit 27                Financial Data Schedule