Form 10-Q
period 1997-04-30
ARBOR DRUGS INC
filed 1997-06-03
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  April 30, 1997                Commission File Number 0-14491
                   --------------                                       -------

                               ARBOR DRUGS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



      State of Michigan                          38-2054345
      -----------------                          ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


3331 West Big Beaver, Troy, Michigan             48084
----------------------------------------         -----
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


Yes     X       No
     ------        ------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding at May 30, 1997
----------------------------                        ---------------------------
Common Stock, $.01 par value                               39,153,060

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            April 30, 1997 and July 31, 1996                               3

          Condensed Consolidated Statements of Income-
            Three and Nine Months Ended April 30, 1997
            and 1996                                                       4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended April 30, 1997 and 1996                      5

          Notes to Condensed Consolidated Financial
            Statements                                                     6

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition                   7-8


PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                 9

                     ARBOR DRUGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Dollars in Thousands)                                                                           April 30,         July 31,
                                                                                                   1997              1996
                                                                                                 ---------         --------
ASSETS

Current assets:
   Cash and cash equivalents                                                                    $  37,219          $ 34,955
   Short-term investments                                                                           5,225               855
   Accounts receivable                                                                             26,274            17,507
   Inventory                                                                                      119,883           106,283
   Deferred taxes                                                                                   1,802             1,790
   Prepaid expenses                                                                                 1,304             2,059
                                                                                                ---------          --------
             Total current assets                                                                 191,707           163,449
                                                                                                ---------          --------
Property and equipment:
   Land and land improvements                                                                      21,112            16,928
   Buildings                                                                                       26,942            23,879
   Furniture, fixtures and equipment                                                               69,869            65,874
   Leasehold improvements                                                                          42,846            40,036
               Less accumulated depreciation                                                      (60,694)          (57,598)
                                                                                                ---------          --------
                                                                                                  100,075            89,119
                                                                                                ---------          --------
Other assets:
   Intangible assets                                                                               20,937            21,137
                                                                                                ---------          --------
                                                                                                 $312,719          $273,705
                                                                                                =========          ========
LIABILITIES

Current liabilities:
   Notes payable, current portion                                                                $    600          $  1,568
   Accounts payable                                                                                57,181            51,014
   Accrued rent                                                                                     7,694             6,835
   Accrued expenses                                                                                 2,968             2,450
   Accrued compensation and benefits                                                                7,213             6,687
   Income tax payable                                                                               2,643             1,961
                                                                                                 --------          --------

                Total current liabilities                                                          78,299            70,515
                                                                                                 --------          --------

Notes payable, net of current portion                                                              16,430            20,802
Deferred income tax                                                                                 5,669             5,538
Minority interest in subsidiaries                                                                     737               681
                                                                                                 --------          --------
                                                                                                   22,836            27,021
                                                                                                 --------          --------

SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
    shares authorized; none issued                                                                     --                --
Common stock:  $.01 par value; 40,000,000
    shares authorized; 39,145,482 and 37,624,749
    issued and outstanding, respectively                                                              391               251
Additional paid-in capital                                                                         70,866            53,812
Retained earnings                                                                                 140,327           122,106
                                                                                                 --------          --------
                                                                                                  211,584           176,169
                                                                                                 --------          --------
                                                                                                 $312,719          $273,705
                                                                                                 ========          ========


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


(Amounts in Thousands, Except                       Three Months Ended         Nine Months Ended
  Per Share Data)                                        April 30,                 April 30,
                                                    ------------------         -----------------
                                                     1997        1996          1997         1996
                                                    -----        ----          ----         ----
Net Sales                                           $238,420     $208,242     $713,711     $613,447

Costs and expenses:
  Cost of sales                                      177,842      154,682      530,606      454,206
  Selling, general and administr                      49,185       44,279      145,627      128,708
                                                    --------     --------     --------     --------
         Income from operations                       11,393        9,281       37,478       30,533

Interest expense                                        (364)        (387)      (1,270)      (1,360)
Interest income                                          325          339        1,012        1,129
                                                    --------     --------     --------     --------

         Income before income tax                     11,354        9,233       37,220       30,302

Provision for income tax                               3,814        3,176       12,559       10,409
                                                    --------     --------     --------     --------

         Net income                                 $  7,540     $  6,057     $ 24,661     $ 19,893
                                                    ========     ========     ========     ========
Earnings per common share                           $   0.19     $   0.16     $   0.63     $   0.52
                                                    ========     ========     ========     ========

Weighted average number of shares                     40,325       38,577       39,303       38,351
                                                    ========     ========     ========     ========

Earnings per common share -
  assuming full dilution                            $   0.19     $   0.16     $   0.62     $   0.52
                                                    ========     ========     ========     ========

Weighted average number of shares -
  assuming full dilution                              40,325       38,577       39,465       38,396
                                                    ========     ========     ========     ========

Cash dividend per common share                      $  0.060     $  0.047     $  0.167     $  0.127
                                                    ========     ========     ========     ========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                   April 30,
                                                                                              -----------------
(Dollars in Thousands)
                                                                                               1997               1996
                                                                                               ----               ----
Operating activities:
   Net income                                                                              $  24,661           $  19,893
   Adjustments to reconcile to net cash provided by operations:
       Depreciation and amortization                                                          12,384              12,269
   Changes in operating assets and liabilities:
      Accounts receivable                                                                     (8,767)             (6,250)
      Inventory                                                                              (13,600)            (16,430)
      Prepaid expenses                                                                           755                 543
      Accounts payable                                                                         6,167               3,075
      Accrued expenses                                                                         2,078               2,269
      Income tax payable                                                                         682                (324)
                                                                                           ---------           ---------
                 Net cash provided by operations                                              24,360              15,045
                                                                                           ---------           ---------

Investing activities:
    Purchase of property and equipment, net                                                  (20,227)            (15,559)
    Purchase of intangible assets                                                             (2,913)             (3,029)
    Purchase of short-term investments                                                        (4,370)             (3,030)
                                                                                           ---------           ---------

                 Net cash used in investing activities                                       (27,510)            (21,618)
                                                                                           ---------           ---------

Financing activities:
    Principal payments on debt                                                                (5,340)             (1,311)
    Dividends paid                                                                            (6,440)             (4,730)
    Proceeds from exercise of stock options
       and stock purchase plan                                                                17,194               4,266
                                                                                           ---------           ---------

                 Net cash provided (used) in financing activities                              5,414              (1,775)
                                                                                           ---------           ---------

Net increase (decrease) in cash and cash equivalents                                           2,264              (8,348)
                                                                                           ---------           ---------

Cash and cash equivalents at beginning of period                                              34,955              39,798
                                                                                           ---------           ---------

Cash and cash equivalents at end of period                                                 $  37,219           $  31,450
                                                                                           =========           =========
   Cash paid for income tax                                                                $   7,582           $  10,102
                                                                                           =========           =========

   Cash paid for interest                                                                  $   1,517           $   1,758
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    BASIS OF PRESENTATION

           The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at April 30, 1997, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1996. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

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


3.    NEW ACCOUNTING STANDARD

           Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per share," was issued in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have an effect on reported earnings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

           References to years are to the Company's fiscal years, which end July 31.

     NET SALES

           Net sales reached $238.4 million and $713.7 million for the three and nine months ended April 30, 1997, respectively, an increase of 14.5 percent and 16.3 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for one year or more) of 7.8 percent and 9.6 percent for the three and nine months ended April 30, 1997, respectively, and sales made by stores opened in the last 12 months. As of April 30, 1997, the Company operated 194 stores, compared to 177 stores as of April 30, 1996, and 182 stores as of July 31, 1996.

           Prescription drug sales were $130.1 million and $377.4 million for the three and nine months ended April 30, 1997, respectively, an increase of 19.1 percent and 21.4 percent, respectively, over the comparable periods of the prior year. Prescription drug sales represented 54.6 percent and 52.9 percent of total sales for the three and nine months ended April 30, 1997, respectively, compared to 52.4 percent and 50.7 percent for the three and nine months ended April 30, 1996. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


      COST OF SALES


           Cost of sales represented 74.6 percent and 74.3 percent of net sales for the three and nine months ended April 30, 1997, respectively, compared to 74.3 percent and 74.0 percent, respectively, for the three and nine months ended April 30, 1996. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


           Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 20.6 percent and 20.4 percent for the three and nine months ended April 30, 1997, respectively, compared to
      21.3 percent and 21.0 percent, respectively, for the three and nine months ended April 30, 1996. The decreases were primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

PROVISION FOR INCOME TAX

     The provision for income tax as a percentage of income before income tax was 33.6 percent and 33.7 percent, respectively, for the three and nine months ended April 30, 1997, compared to 34.4 percent for the three and nine months ended April 30, 1996. The decreases were attributable to differences in determining income for income taxes versus financial statement income.


LIQUIDITY AND CAPITAL RESOURCES


     For the nine months ended April 30, 1997, net cash was provided by operations ($24.4 million) and through the exercise of stock options and employee stock purchase plan purchases ($17.2 million). Cash was principally used for capital expenditures and acquisitions ($23.1 million), cash dividends ($6.4 million), principal payments on debt ($5.3 million), and for the purchase of short-term investments ($4.4 million). In the aggregate, the Company's net cash increased by $2.3 million.

     Included in the $5.3 million of principal payments on debt is $4.5 million of payments made in advance of maturity dates to take advantage of favorable interest rate spreads.

     The Company anticipates fiscal 1997 capital expenditures to total approximately $28 million. The funds will be used to open new stores, remodel existing stores and invest in retailing systems.

     The Company's current expansion plan contemplates adding approximately 18 new Arbor drugstores in fiscal 1997 through the leasing and development of new sites and, if suitable opportunities arise, acquisitions. As of April 30, 1997, 12 new stores have been opened during the current fiscal year.

     The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1997. As of April 30, 1997, the Company had no outstanding borrowings against its line of credit.

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



                                                       ARBOR DRUGS, INC.
                                                       -----------------
                                                          (Registrant)




DATED: June 3, 1997                                    /s/ Gilbert C. Gerhard
       ------------                                    ----------------------
                                                       Gilbert C. Gerhard
                                                       (Duly Authorized Officer
                                                       and Principal Financial
                                                       Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
-----------               -----------


Exhibit 11                Computation of Earnings Per Share

Exhibit 27                Financial Data Schedule