Form 10-K
period 1997-07-31
ARBOR DRUGS INC
filed 1997-10-29
CIK 791048

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                  FORM 10-K
---
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1997

---
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14491

                               ARBOR DRUGS, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Michigan                            38-2054345
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

       3331 West Big Beaver, Troy, Michigan                      48084
      ----------------------------------------                 ----------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (248) 643-9420

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 24, 1997, was $1,059,052,539.

        The number of outstanding shares of the registrant's common stock as of October 24, 1997 was 39,498,463.

Documents Incorporated by Reference

        Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.   Business

General

        Arbor Drugs, Inc. (the "Company") is the largest Michigan-based drugstore chain and the second largest drugstore chain operating in Michigan in terms of total Michigan revenues. As of July 31, 1997, the Company had 199 stores located primarily in southeastern Michigan.

        Unless the context otherwise requires, references to the "Company" include the Company's consolidated subsidiaries. References to a fiscal year are to the twelve months ended July 31.

Products

        The Company's drugstores sell four principal categories of products: prescription drugs, health and beauty aids (including proprietary drugs and cosmetics), photofinishing and film and general merchandise. General merchandise includes seasonal and promotional goods, greeting cards, convenience foods and alcoholic and nonalcoholic beverages. In fiscal 1997, prescription drugs accounted for approximately 53.5 percent, health and beauty aids for approximately 19.8 percent, photofinishing and film for approximately
5.0 percent and general merchandise for approximately 21.7 percent of the Company's net sales. Contributions to net sales are not indicative of contributions to income from operations because gross margins vary among product categories and products within each category.

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

        The Company promotes its private label Arbor(R) brand products and presently offers approximately 1,000 such products, including a wide variety of vitamins, products for skin, hair and personal care, health products and proprietary drugs for colds, allergies and other ailments. Offering private label products enables the Company to sell products, comparable in quality to name brand products, at substantially lower prices to its customers, but at higher gross margins for the Company.

        The primary photo processing marketing program used by the Company is Picture! Picture!(R), which offers a "two for the price of one" photo processing service, with guaranteed overnight processing. Additional programs are Picture! Plus!SM and the Picture! Picture! Club(R), which offer customers one print plus a free roll of film and prizes for volume photofinishing. Picture Pronto(R), is a one-hour photo processing service offered in all stores as of July 31, 1997. The Company intends to offer this service in all new locations. All photo processing services are provided by an independent contractor.

        The Company advertises extensively, principally through the use of television, radio, direct mail and advertising circulars.

Expansion Program

        As of July 31, 1997, the Company operated 199 drugstores, a net increase of 17 drugstores from the end of fiscal 1996. During fiscal 1997, the Company opened 20 drugstores, including 3 relocations, and purchased the prescription files of a number of independent drugstores. Assuming no significant construction delays, the Company anticipates adding approximately 20 drugstore locations in Michigan during fiscal 1998. The Company may also continue to purchase the prescription files of various independent drugstores, as opportunities arise.

        In addition to adding drugstores in southeastern Michigan, the Company has expanded, and plans to continue to expand, in other areas of Michigan. The Company may also expand into contiguous states. The Company's 470,000 square foot distribution center is expected to serve the Company's distribution needs for the next several years. The Company expects that this expanded facility will accommodate approximately 400 stores.

Purchasing and Distribution

        The Company centrally purchases most of its merchandise directly from manufacturers, enabling it to benefit from promotional programs and volume discounts that certain manufacturers offer to retailers. Approximately 83 percent of the merchandise purchased by the Company is received at its distribution center for redistribution to its drugstores. The balance of store merchandise is shipped directly to the Company's drugstores by manufacturers and distributors at prices negotiated at the corporate level.

Significant Customers

        In fiscal 1997, 45.5 percent of the Company's net sales (approximately 85% of pharmacy net sales) were attributable to payments by third-party providers under prescription drug plans. Six of such third-party providers accounted for approximately one-third of fiscal 1997 net sales and one, Blue Cross Blue Shield of Michigan, accounted for more than 10 percent of fiscal 1997 net sales (11.8 percent).

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

        Competition remained keen during fiscal 1997 with the Company competing on the basis of price, convenience, store design, product selection, quality and variety. See "Merchandising and Marketing" above.

Significant Proprietary Rights

        The Arbor(R) trade name is considered to be of material importance to the business of the Company. The Company also holds servicemarks for some of its photo finishing products and pharmacy systems.

Regulatory Matters and Insurance

        All of the Company's pharmacy departments and all pharmacists employed by the Company are licensed by the Michigan Board of Pharmacy. The Company's drugstores and its warehouse facility are also registered with the United States Drug Enforcement Administration and are subject to various licensing and regulatory requirements. Beer and wine are sold in substantially all of the Company's drugstores, and liquor is sold in approximately half of the drugstores. The sale of alcoholic beverages is regulated by the Michigan Liquor Control Commission. By virtue of these various license and registration requirements, the Company is obligated to observe certain rules and regulations. A violation of these rules and regulations could result in a suspension or revocation of such licenses or registrations with respect to one or more of the Company's drugstores or the distribution center.

        The Company carries general liability insurance, subject to self-insured retentions, with respect to druggist, product, premises and "dram-shop" claims.

Employees

        As of July 31, 1997, the Company had approximately 7,000 employees. A majority of the drugstore employees work on a part-time basis (fewer than 35 hours per week).

         The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

Item 2.   Properties

        As of July 31, 1997, approximately 90 percent of the Company's 199 drugstores were leased. The leases are for various terms and periods. For information regarding rental expense and lease commitments, see Note 4 of Notes to Consolidated Financial Statements set forth in Item 14 below. In addition to base rentals, the majority of the Company's store leases require additional rentals based on a percentage of sales. In most instances, the leases obligate the Company to pay its pro rata share of common area maintenance charges, taxes and insurance.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        None.

Item 10.   Directors and Executive Officers of the Registrant

        Set forth below is certain information with respect to the executive officers of the Company.

        Name                   Age              Position
        ----                   ---              --------
        Eugene Applebaum       60               Chairman of the Board, President and Chief Executive Officer

        Markus M. Ernst        60               Executive Vice President, Chief Operating Officer and Director

        Gilbert C. Gerhard     55               Senior Vice President-Finance and Administration, Chief Financial
                                                Officer, Secretary, Treasurer and Director

        Donald M. Stutrud      49               Senior Vice President-Store Operations

        Eric Bolokofsky        45               Senior Vice President-Merchandising

        Dennis J. Wozniak      41               Senior Vice President-Purchasing and Marketing

        John Enokian           64               Senior Vice President - Health Services


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

                                    Common Stock Prices
                                    -------------------                       Dividends
     Quarter Ended                  High            Low                       Per Share
                                    ----            ---                       ---------
     Fiscal 1996*
     -----------

     October 31                     $13.25        $10.83                        $.033
     January 31                      15.50         12.00                         .047
     April 30                        15.00         12.92                         .047
     July 31                         14.50         11.92                         .047

     Fiscal 1997*
     -----------

     October 31                     $17.33        $12.08                        $.047
     January 31                      19.75         14.92                         .060
     April 30                        19.75         16.38                         .060
     July 31                         25.19         17.75                         .060

     Fiscal 1998
     -----------

     October 31 (through
     October 24)                    $27.63        $21.50                        $.060

*All data has been restated to give effect to the December 1996 3-for-2 stock split.

        The Company intends to continue to declare quarterly cash dividends on its Common Stock, subject to the Company's earnings, financial condition, capital requirements and other such factors as are deemed relevant by the Board of Directors.

        On October 24, 1997, there were approximately 12,900 shareholders of record of the Company (including individual participants in security position listings).

Item 6.   Six Year Summary of Selected Financial Data

The following tables set forth selected consolidated financial data for each of the fiscal years shown.


                                           1997          1996          1995          1994         1993           1992
                                           ----          ----          ----          ----         ----           ----
RESULTS OF OPERATIONS
  (In thousands, except per share
  data)

  Net sales                              $962,773       $826,130      $707,150      $618,562     $534,966       $476,848

  Operating costs and expenses:

    Cost of sales                         715,435        611,924       521,707       454,207      390,896        346,140
    Selling, general and
       administrative                     195,284        172,969       149,829       132,759      117,337        105,783
    Provision for third-party
       settlement and related
       expenses                            -              -             -              7,000       16,000         -
                                         --------       --------      --------      --------     --------       --------
    Income from operations                 52,054         41,237        35,614        24,596       10,733         24,925
  Interest expense                         (1,609)        (1,654)       (2,035)       (1,667)      (1,738)        (2,763)
  Interest income                           1,472          1,453         1,359           995          961          1,399
                                         --------       --------      --------      --------     --------       --------
    Income before income tax               51,917         41,036        34,938        23,924        9,956         23,561
  Provision for income tax                 17,487         14,012        11,871         9,846        3,047          7,787
                                         --------       --------      --------      --------     --------       --------
       Net income                        $ 34,430       $ 27,024      $ 23,067      $ 14,078     $  6,909       $ 15,774
                                         ========       ========      ========      ========     ========       ========
  Earnings per common
    share (a) (b) :
       Primary                              $0.87          $0.70         $0.62         $0.38        $0.19          $0.43
       Fully diluted                        $0.86          $0.70         $0.61         $0.38        $0.19          $0.43

FINANCIAL POSITION
  (at fiscal year end, in thousands)

  Current assets                         $204,490       $163,449      $148,445      $140,597     $133,827       $126,340
  Current liabilities                      83,574         70,515        67,059        72,443       71,220         66,477
  Total assets                            329,677        273,705       246,594       233,660      215,579        200,423
  Notes payable, net of current
    portion                                16,301         20,802        22,260        23,679       18,151         12,986
  Shareholders' equity                    223,011        176,169       150,716       129,964      118,473        113,874
  Shareholders' equity
    per share (a)                           $5.66          $4.68         $4.06         $3.53        $3.24          $3.13
  Dividends per share (a)                  $0.227         $0.173        $0.127        $0.102       $0.082         $0.062

(a) Reflects 3-for-2 stock splits effected December 1996 and May 1995.

(b) 1994 and 1993 per share amounts include charges for the settlement of third-party providers' reimbursement claims and related expenses and the disposition of a lease dispute. Excluding these charges, 1994 and 1993 earnings per common share would have been $ .55 and $ .49, respectively.

Item 7.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition

Results of Operations:  Fiscal 1997 vs. Fiscal 1996

Components of earnings:                                       Percentage
                                               Percentage      Increase
                                               of Fiscal      (Decrease)
                                Fiscal 1997    1997 Net      Compared to
                               (In Millions)     Sales       Fiscal 1996
                               -------------   ----------    -----------
Net sales                          $962.8       100.0%           16.5%
Cost of sales                       715.4        74.3            16.9
Selling, general and
 administrative expense             195.3        20.3            12.9
                                   ------       -----           -----

Income from operations               52.1         5.4            26.2
Interest expense, net of
 interest income                      0.2          --           (31.8)
Income tax                           17.5         1.8            24.8
                                   ------       -----           -----

Net income                         $ 34.4         3.6%           27.4%
                                   ======       ======          =====


        Net sales reached $962.8 million in fiscal 1997, an increase of 16.5 percent over fiscal 1996 net sales of $826.1 million. The increase reflected an increase in comparable store sales (sales by stores in operation for at least 12 months) of 10.0 percent and the sales made by the drugstores opened in fiscal 1997.

        Prescription drug sales accounted for 53.5 percent of net sales in fiscal 1997, an increase from 51.3 percent in fiscal 1996. The increases in both absolute amount and relative contribution were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.

        The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the
larger store base and increased comparable store sales.   The percentage of net
sales attributable to the general merchandise and health and beauty aids categories declined slightly (from 23.3% and 20.5%, respectively, in fiscal 1996 to 21.7% and 19.8%, respectively, in fiscal 1997). The photofinishing and film category increased its contribution to net sales (from 4.9% in fiscal 1996 to 5.0% in fiscal 1997).

        While net sales attributable to the general merchandise and health and beauty aids categories continues to increase in absolute terms, as a percentage of total sales, these categories declined slightly owing to greater growth in the prescription drug sales category.

        The Company's gross margin declined from 25.9 percent in fiscal 1996 to
25.7 percent in fiscal 1997 primarily due to the effect of rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers, which accounted for approximately 85 percent of the Company's prescription drug sales in fiscal 1997, generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed, plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

        Selling, general and administrative ("SG&A") expenses decreased as a percentage of net sales to 20.3 percent in fiscal 1997 from 20.9 percent in fiscal 1996. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

        The Company's effective tax rate (the provision for income tax as a percentage of income before income tax) decreased to 33.7 percent in fiscal 1997 from 34.1 percent in fiscal 1996.

Results of Operations:  Fiscal 1996 vs. Fiscal 1995

Components of earnings:                        Percentage      Increase
                                               of Fiscal      (Decrease)
                                Fiscal 1996    1996 Net       Compared to
                               (In Millions)    Sales         Fiscal 1995
                               -------------   ----------     -----------
Net sales                          $826.1       100.0%           16.8%
Cost of sales                       611.9        74.1            17.3
Selling, general and
 administrative expense             173.0        20.9            15.4
                                   ------       -----           -----

Income from operations               41.2         5.0            15.8
Interest expense, net of
 interest income                       .2          --           (70.3)
Income tax                           14.0         1.7            18.0
                                   ------       -----           -----

Net income                         $ 27.0         3.3%           17.2%
                                   ======       =====           =====


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

        The net sales attributable to each of the Company's three other principal product categories increased in absolute terms as a result of the
larger store base and increased comparable store sales.   The percentage of net
sales attributable to the general merchandise and health and beauty aids categories declined slightly (from 24.4% and 21.1%, respectively, in fiscal 1995 to 23.3% and 20.5%, respectively, in fiscal 1996). The photofinishing and film category increased its contribution to net sales (from 4.7% in fiscal 1995 to 4.9% in fiscal 1996).

        While net sales attributable to the general merchandise and health and beauty aids categories continues to increase in absolute terms, as a percentage of total sales, these categories declined slightly owing to greater growth in the prescription drug sales category.

        The Company's gross margin declined from 26.2 percent in fiscal 1995 to
25.9 percent in fiscal 1996 primarily due to the effect of rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers, which accounted for approximately 83 percent of the Company's prescription drug sales in fiscal 1996, generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed, plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

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

Liquidity and Capital Resources

        During fiscal 1997, net cash was provided by operations ($32.5 million) and through the exercise of stock options and employee stock purchase plan purchases ($21.2 million). Cash was principally used for capital expenditures and acquisitions ($31.4 million), cash dividends ($8.8 million) and principal payments on debt ($5.5 million). These activities resulted in a net cash increase of $8.6 million.

        The Company's capital expenditures in fiscal 1997 were made primarily to expand the Company's store base and remodel existing stores. In addition, the Company continued to invest in various retailing systems, such as its pharmacy (Arbortech PlusSM) and point-of-sale computer systems. The Company anticipates fiscal 1998 capital expenditures of approximately $30 million for these purposes.

        During fiscal 1997, the Company added 17 drugstores through opening new locations. The Company also acquired the prescription files of various independent drugstores. The Company's current expansion plan contemplates adding approximately 20 new Arbor drugstores in fiscal 1998 through leasing new sites, developing new sites and, if suitable opportunities arise, acquisitions. Four drugstores have been opened in fiscal 1998 to date.

        The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1998. As of July 31, 1997, the Company had no outstanding borrowings against its line of credit.

Item 8.   Financial Statements and Supplementary Data

        The financial statements and supplementary data required by this Item are included in the Consolidated Financial Statements set forth on pages F-1 through F-10, attached hereto and found immediately following the signature page of this Report.

Item 9.   Disagreements on Accounting and Financial Disclosures

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


        Information required by this Item, which is not included in Part I hereof, will be contained in the Proxy Statement for the Annual Meeting of Shareholders (the "1997 Proxy Statement"), to be held on December 2, 1997, under the caption "Election of Directors", and is incorporated herein by reference.


Item 11.  Executive Compensation

        Information required by this Item will be contained in the 1997 Proxy Statement under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Information Concerning Meetings of the Board of Directors and Board Committees and Director Compensation," and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        Information required by this Item will be contained in the 1997 Proxy Statement, under the caption "Beneficial Ownership of Common Stock," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        Information required by this Item will be contained in the 1997 Proxy Statement under the captions, "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

         (a) The following financial statements and financial statement schedules are filed as part of this Report:

              (1) Financial Statements:

                      Report of Independent Accountants

                      Consolidated Financial Statements:

                      Consolidated Balance Sheets -- July 31, 1997 and 1996

                      Consolidated Statements of Income --  Fiscal Years ended
                        July 31, 1997, 1996 and 1995

                      Consolidated Statements of Shareholders' Equity -- Fiscal
                        Years ended July 31, 1997, 1996 and 1995

                      Consolidated Statements of Cash Flows -- Fiscal Years
                        ended July 31, 1997, 1996 and 1995

                      Notes to Consolidated Financial Statements

        All financial statement schedules are omitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

                (2)  Executive Compensation Plans and Arrangements

                     - 1986 Stock Option Plan
                     - 1996 Stock Option Plan
                     - Change in Control Agreements

        (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended July 31, 1997.

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

                10.3 Change in Control Agreements, dated as of December 9, 1996, with each of Eugene Applebaum, Markus M. Ernst, Gilbert C. Gerhard, Donald M. Stutrud and Eric Bolokofsky.

                11.     Computation of Earnings Per Share.

                21.     Subsidiaries of the Registrant.

                23.1 Consent of Coopers & Lybrand L.L.P., independent accountants.

                27.     Financial Data Schedule.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 1997.

                                ARBOR DRUGS, INC.


                                By: /s/ Eugene Applebaum
                                    -----------------------------------------
                                    Eugene Applebaum,
                                    Chairman of the Board, Chief Executive
                                    Officer and President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 24, 1997.


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

/s/ David B. Hermelin
------------------------------
David B. Hermelin                       Director


/s/ Spencer M. Partrich
------------------------------
Spencer M. Partrich                     Director


/s/ Laurie M. Shahon
------------------------------
Laurie M. Shahon                        Director


/s/ Samuel Valenti III
------------------------------
Samuel Valenti III                      Director


                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                 _____________





             REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 1997 AND 1996
                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 _____________


                                                             Pages
                                                             -----
Report of Independent Accountants                             F-2


Financial Statements:

  Consolidated Balance Sheets -- July 31, 1997 and 1996       F-3

  Consolidated Statements of Income -- Fiscal Years ended
    July 31, 1997, 1996 and 1995                              F-4

  Consolidated Statements of Shareholders' Equity --
    Fiscal Years ended July 31, 1997, 1996 and 1995           F-4

  Consolidated Statements of Cash Flows -- Fiscal Years
    ended July 31, 1997, 1996 and 1995                        F-5

  Notes to Consolidated Financial Statements               F-6 - F-10



        All financial statement schedules are omitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of
Directors of Arbor Drugs, Inc.:


We have audited the accompanying consolidated balance sheets of Arbor
Drugs, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arbor Drugs, Inc. and Subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand L.L.P.
------------------------------
Detroit, Michigan
September 26, 1997

CONSOLIDATED BALANCE SHEETS
ARBOR DRUGS, INC. AND SUBSIDIARIES

July 31,                                                        1997            1996
-------------------------------------------------------------------------------------
(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents                                    $ 43,537        $ 34,955
    Short-term investments                                        335             855
    Accounts receivable                                        25,565          17,507
    Inventory                                                 131,700         106,283
    Prepaid expenses                                            3,353           3,849
-------------------------------------------------------------------------------------
      Total current assets                                    204,490         163,449
-------------------------------------------------------------------------------------
Property and equipment:
    Land and land improvements                                 23,124          16,928
    Buildings                                                  27,795          23,879
    Furniture, fixtures and equipment                          71,700          65,874
    Leasehold improvements                                     45,075          40,036
      Less accumulated depreciation                           (63,745)        (57,598)
-------------------------------------------------------------------------------------
                                                              103,949          89,119
-------------------------------------------------------------------------------------
Intangible assets                                              21,238          21,137
-------------------------------------------------------------------------------------
         Total assets                                        $329,677        $273,705
=====================================================================================
LIABILITIES
Current liabilities:
    Notes payable, current portion                           $    611        $  1,568
    Accounts payable                                           60,422          51,014
    Accrued rent and other                                     10,639           9,285
    Accrued compensation and benefits                           8,466           6,687
    Income tax payable                                          3,436           1,961
-------------------------------------------------------------------------------------
         Total current liabilities                             83,574          70,515
-------------------------------------------------------------------------------------
Notes payable, net of current portion                          16,301          20,802
Deferred income tax                                             6,023           5,538
Minority interest in subsidiaries                                 768             681
-------------------------------------------------------------------------------------
                                                               23,092          27,021
-------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock: $.01 par value;
    2,000,000 shares authorized;
    none issued                                                    --             --
Common stock: $.01 par value;
    40,000,000 shares authorized;
    39,416,331 and 37,624,749 issued
    and outstanding, respectively                                 394             251
Additional paid-in capital                                     74,870          53,812
Retained earnings                                             147,747         122,106
-------------------------------------------------------------------------------------
                                                              223,011         176,169
-------------------------------------------------------------------------------------
     Total liabilities & shareholders' equity                $329,677        $273,705
=====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
ARBOR DRUGS, INC. AND SUBSIDIARIES


  Fiscal Years Ended July 31,      1997                   1996          1995
-------------------------------------------------------------------------------
 (Dollars in thousands, except per share data)
  Net sales                             $962,773        $826,130       $707,150
  Costs and expenses:
   Cost of sales                         715,435         611,924        521,707
   Selling, general and administrative   195,284         172,969        149,829
-------------------------------------------------------------------------------
    Income from operations                52,054          41,237         35,614
  Interest expense                        (1,609)         (1,654)        (2,035)
  Interest income                          1,472           1,453          1,359
-------------------------------------------------------------------------------
    Income before income tax              51,917          41,036         34,938
  Provision for income tax                17,487          14,012         11,871
-------------------------------------------------------------------------------
        Net income                       $34,430         $27,024        $23,067
===============================================================================
  Weighted average number of common
   shares outstanding (in thousands):
    Primary                               39,481          38,376         37,467
    Fully diluted                         40,027          38,376         37,634
===============================================================================
  Earnings per common share:
    Primary                                 $.87            $.70           $.62
    Fully diluted                           $.86            $.70           $.61
===============================================================================
  Cash dividend per common share           $.227           $.173          $.127
===============================================================================



               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                           Common  Stock        Additional
                           --------------       Paid-In         Retained
(In thousands)             Shares  Amount       Capital         Earnings        TOTAL
-----------------------------------------------------------------------------------------
Balance, July 31, 1994      16,340 $163          $46,621        $ 83,180        $129,964
Net income                      --   --               --          23,067          23,067
Cash dividends of $.127
  per share                     --   --               --          (4,681)         (4,681)
Exercise of options and
 stock purchase plan           179    2            2,364              --           2,366
Three-for-two stock split    8,247   83              (83)             --              --
-----------------------------------------------------------------------------------------
Balance, July 31, 1995      24,766  248           48,902         101,566         150,716
Net income                      --   --               --          27,024          27,024
 Cash dividends of $.173
  per share                     --   --               --          (6,484)         (6,484)
 Exercise of options and
  stock purchase plan          317    3            4,910              --           4,913
-----------------------------------------------------------------------------------------
Balance, July 31, 1996      25,083  251           53,812         122,106         176,169
Net income                      --   --               --          34,430          34,430
Cash dividends of $.227
 per share                      --   --               --          (8,789)         (8,789)
Exercise of options and
 stock purchase plan         1,342   13           21,188              --          21,201
Three-for-two stock split   12,991  130             (130)             --              --
-----------------------------------------------------------------------------------------
Balance, July 31, 1997      39,416 $394          $74,870        $147,747        $223,011
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ARBOR DRUGS, INC. AND SUBSIDIARIES


     Fiscal Years Ended July 31,                     1997          1996         1995
--------------------------------------------------------------------------------------
     (Dollars in thousands)
     Operating activities:
     Net income                                        $34,430    $27,024      $23,067
     Adjustments to reconcile to net
       cash provided by operations:
          Depreciation                                  12,368     11,971       10,886
          Amortization                                   4,113      4,471        4,601
          Deferred income tax                              310        304       (1,053)
          Changes in operating assets
           and liabilities:
             Accounts receivable                        (8,058)    (3,487)      (1,238)
             Inventory                                 (25,417)   (16,730)      (6,155)
             Prepaid expenses                              758        351        1,829
             Accounts payable                            9,408        673       (2,577)
             Third-party settlement
              and related expenses                          --         --       (5,000)
             Accrued expenses                            3,133      3,176        1,049
             Income tax payable                          1,475       (372)       1,136
--------------------------------------------------------------------------------------
             Net cash provided
              by operations                             32,520     27,381       26,545
--------------------------------------------------------------------------------------
Investing activities:
     Purchase of property and equipment, net           (27,198)   (24,707)     (16,700)
     Purchase of intangible assets                      (4,214)    (3,842)      (3,873)
     Sale, (purchase) or maturity of
      short-term investments                               520       (685)       1,094
--------------------------------------------------------------------------------------
              Net cash used in
               investing activities                    (30,892)   (29,234)     (19,479)
--------------------------------------------------------------------------------------
Financing activities:
     Principal payments on debt                         (5,458)    (1,419)      (1,373)
     Dividends paid                                     (8,789)    (6,484)      (4,681)
   Proceeds from exercise of stock options
    and stock purchase plan                             21,201      4,913        2,366
--------------------------------------------------------------------------------------
              Net cash provided by
               (used in) financing activities            6,954     (2,990)      (3,688)
--------------------------------------------------------------------------------------
   Net increase (decrease) in cash
        and cash equivalents                             8,582     (4,843)       3,378
   Cash and cash equivalents at
        beginning of year                               34,955     39,798       36,420
--------------------------------------------------------------------------------------
   Cash and cash equivalents at
        end of year                                    $43,537    $34,955      $39,798
======================================================================================


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

STOCK REPURCHASE PLAN
On July 25, 1996, the Board of Directors authorized management to repurchase up to 1,500,000 shares of the Company's common stock in the open market, at prices acceptable to management. Shares purchased under the program will be retired. No shares have been purchased to date.

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

INVENTORY VALUATION
Inventories are stated at the lower of cost or market assuming a last-in, first-out cost flow. Had the first-in, first-out method for determining cost been used, inventories would have been increased by approximately $27,973,000 and $25,607,000 at July 31, 1997 and 1996, respectively.

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

DEPRECIATION
Depreciation is computed using primarily the straight-line method based on the following range of estimated useful lives:


 Buildings .................................................  40 years
 Furniture, fixtures and equipment and land improvements....  5 to 20 years
 Leasehold improvements.....................................  Lesser of lease term or useful lives,
                                                              ranging from 5 to
                                                              20 years

INCOME TAX
Deferred tax assets and liabilities are recognized for temporary differences at the tax rate expected to be in effect when the related asset is recovered or the related liability is settled.

PREOPENING EXPENSES
Preopening expenses of retail drugstores are charged to income as incurred.

ADVERTISING
Advertising production costs are expensed the first time the related advertising takes place. Advertising expense for the years ended July 31, 1997, 1996 and 1995 was approximately $14,400,000, $15,146,000 and $14,774,000, respectively.

CONTINGENCIES
The Company is a defendant in claims and lawsuits arising in the ordinary course of business. In the opinion of management and the Company's outside counsel, although the outcome of such litigation cannot be forecast with certainty, the ultimate disposition should not have a material adverse effect on the Company's consolidated financial condition or results of operations.

EARNINGS PER SHARE
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and is effective for interim and annual periods beginning after December 15, 1997. Earlier adoption is not permitted. If earnings per share were calculated using SFAS No. 128, "earnings per share" would have been $.89, $.72 and $.62 for fiscal 1997, 1996 and 1995, respectively, and "earnings per share--assuming dilution" would have been $.87, $.70 and $.62 for fiscal 1997, 1996 and 1995, respectively.

2. INTANGIBLE ASSETS:

 Intangible assets consist of the following:
 July 31,                          1997                 1996
 ------------------------------------------------------------
                                       (Dollars in thousands)
 Prescription customer files     $16,536              $19,026
 Leaseholds                        2,954                3,091
 Developed software                4,860                5,067
 Other                            13,687               12,274
 ------------------------------------------------------------
                                  38,037               39,458
 Less accumulated amortization    16,799               18,321
 ------------------------------------------------------------
                                 $21,238              $21,137
 ============================================================


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

3. NOTES PAYABLE:

Approximate fair market values are as follows:

July 31,                                                                1997              1996
-----------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Mortgage note payable, interest at 8.75 percent, monthly interest
 and principal installments of $60,976 through July 1, 2014             $ 6,477         $ 6,634
Mortgage note payable, interest at 9.68 percent, monthly interest
 and principal installments of $62,298 through July 1, 2012               5,904           6,071
Mortgage note payable, interest at 8.49 percent, monthly interest
 and principal installments of $42,926 through December 1, 2012           4,421           4,554
Other borrowings                                                            110             111
Senior note, interest at 9.93 percent                                        --           3,500
Line of credit term loan, interest at 7.16 percent                           --           1,500
-----------------------------------------------------------------------------------------------
                                                                         16,912          22,370
Less current portion                                                        611           1,568
-----------------------------------------------------------------------------------------------
                                                                        $16,301         $20,802
===============================================================================================


As of July 31, 1997, the Company had a $50 million line of credit with no outstanding balance. This credit facility expires November 30, 2002.

Maturities of notes payable for the next five fiscal years are approximately as follows:

                 1998...  $501,000   1999...  $548,000   2000...  $600,000
                 2001...  $656,000   2002...  $718,000

The line of credit agreement contains certain covenants, the most restrictive of which require the Company to maintain minimum current, debt service and equity ratios and maintain a minimum amount of net worth. Certain property has been pledged as collateral under terms of the mortgage notes payable.

Interest costs capitalized for the years ended July 31, 1997, 1996 and 1995 were approximately $346,000, $552,000 and $328,000, respectively.

Cash paid for interest, net of capitalized interest, was approximately $2,035,000, $1,646,000 and $2,232,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

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


Year Ended July 31,                    1997   1996
----------------------------------------------------
     (Dollars in thousands)
Rental expense:
     Minimum rentals               $19,670   $16,974
     Contingent rentals              2,057     1,846
----------------------------------------------------
                                   $21,727   $18,820
====================================================
Minimum annual rentals:
Year ending July 31:
               1998      $24,646
               1999       25,839
               2000       23,779
               2001       22,068
               2002       20,434
Remaining lease term     232,641
----------------------------------------------------
                        $349,407
====================================================


Accrued rent of $7,753,000 and $6,835,000 is included in accrued expenses as of July 31, 1997 and 1996, respectively.

5. EMPLOYEE RETIREMENT PLANS:
The Company maintains an employee savings plan, pursuant to section 401(k) of the Internal Revenue Code. Eligible participating employees may contribute up to 15 percent of their salaries, subject to certain limitations, for investment in either the common stock of the Company or various other investment options. Contributions by the Company are discretionary.


6. INCOME TAX:
The provision for federal income tax consists of the following:

Year Ended July 31,             1997         1996       1995
--------------------------------------------------------------
                                    (Dollars in thousands)
Currently payable               $17,177    $13,708    $10,745
Deferred                            310        304      1,126
--------------------------------------------------------------
                                $17,487    $14,012    $11,871
==============================================================

The provision for deferred income tax is attributed to the tax effect of differences caused by the timing of expense and revenue recognition, between financial statement and tax accounting, for certain transactions, at the tax rates expected to be in effect when the related asset is recovered or liability is settled. These differences are primarily attributed to the following:


July 31,                                1997            1996
--------------------------------------------------------------
                                         (Dollars in thousands)
Vendor agreement discounts         $(375)               $832
Depreciation and amortization       (496)               (251)
--------------------------------------------------------------


The provision for income tax, as a percentage of income before tax, was 33.7 percent, 34.1 percent and 34.0 percent in 1997, 1996 and 1995, respectively. These rates differ from the statutory rate due to income earned on tax-exempt investments.

Prepaid expenses include the current portion of deferred income taxes of $1,965,000 and $1,790,000 in 1997 and 1996, respectively.

Cash paid for income taxes was approximately $10,431,000, $12,738,000 and $8,800,000 in 1997, 1996 and 1995, respectively.

7. STOCK OPTION AND STOCK PURCHASE PLANS:
In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation using the intrinsic value method of accounting as prescribed in APB No. 25, "Accounting for Stock Issued to Employees." The Company will continue to use its present APB No. 25 accounting treatment for stock-based employee compensation. Accordingly, no compensation cost has been recognized for its stock-based compensation plans.

Under the Company's 1986 and 1996 Stock Option Plans, certain of the Company's key employees have been granted nonqualified stock options which allow the employee to purchase shares of common stock at prices equal to market value at the date of grant, become exercisable 12 months after grant, on a pro rata basis, over a five-year period and expire six years after the date of grant.

The Company is currently authorized to grant options to purchase up to an aggregate of 8,430,976 shares of its common stock, of which 7,642,352 shares have been granted as of July 31, 1997.

Stock option transactions are summarized as follows:

                                                     1997                   1996                         1995
                                      ----------------------------  ------------------------- ---------------------------
                                                  WEIGHTED-AVERAGE           Weighted-average           Weighted-average
                                        SHARES     EXERCISE PRICE   Shares    Exercise Price   Shares     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        5,010,704    $ 9.35        4,298,018    $ 8.53       3,140,585       $7.34
Granted                                 1,119,150     14.83        1,107,000     11.67       1,478,027       10.11
Terminated                                (25,801)     9.08          (70,725)     9.54         (26,168)       8.50
Exercised                              (1,614,572)     8.20         (323,589)     6.11        (294,426)       3.35
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              4,489,481    $11.14        5,010,704    $ 9.35       4,298,018      $ 8.53
-------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end         1,196,983                  1,797,333                 1,302,120
=========================================================================================================================


                                    Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------------  ----------------------------------------
                                        Weighted-average
                              Number    Remaining Years       Weighted-average    Number       Weighted-average
Range of Exercise Prices   Outstanding   of Contractual Life   Exercise Price   Exercisable     Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$7.78 to $9.00             1,155,172            2.08            $8.15             911,158          $8.76
$10.11 to $14.83           3,334,309            4.23            12.18             285,825          11.45
-------------------------------------------------------------------------------------------------------------------------
$7.78 to $14.83            4,489,481            3.67            $11.14          1,196,983          $9.40
=========================================================================================================================

The Company has an Employee Stock Purchase Plan where employees may subscribe, through payroll withholdings, to purchase shares of the Company's common stock at the lower of 85% of market value at the beginning or end of each calendar quarter. Employees may not purchase in excess of 15% of gross pay under the plan, or 25% of gross pay in combination with withholdings under the 401(k) plan. The plan covers an aggregate of 675,000 shares.

Transactions under the Employee Stock Purchase Plan are summarized as follows:

                                                                                           Weighted-average
                                                                   Weighted-average     Fair Value of Shares Issued
                                                Number of Shares     Issue Price           at Purchase Date
--------------------------------------------------------------------------------------------------------------------
Shares issued during the year ended July 31,
1997                                              177,152               $13.33                  $17.36
1996                                              152,742                10.79                   13.60
1995                                               88,727                 8.20                    N/A
====================================================================================================================

Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income would have been reduced by $1,546,000 and $718,000 for 1997 and 1996, respectively, and earnings per share would have been reduced by $.04 and $.02 for 1997 and 1996, respectively. To determine these amounts, the fair value of each stock option and stock purchase plan purchase has been estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates of 6.39% and 5.77%, expected volatility of 29.04% and 29.96% and dividend yield of 1.4%. The expected weighted-average life of the stock options is 4.7 years. The weighted-average fair value of stock options granted in 1997 and 1996 was equal to the weighted-average exercised price. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

8. QUARTERLY FINANCIAL SUMMARY (UNAUDITED):



(Dollars in thousands, except per share data)

                                                       For the Three Months Ended
----------------------------------------------------------------------------------------------------------
Fiscal Year                                     OCT. 31,        JAN. 31,        APRIL 30,       JULY 31,
1997                                              1996            1997            1997            1997
----------------------------------------------------------------------------------------------------------
Net sales                                       $224,973        $250,318        $238,420      $249,062
Gross profit                                      57,658          64,869          60,578        64,233
Net income                                         6,393          10,728           7,540         9,769
Earnings per share, primary and fully diluted       $.16            $.27            $.19          $.24
==========================================================================================================


                                                       For the Three Months Ended
----------------------------------------------------------------------------------------------------------
Fiscal Year                                     Oct. 31,        Jan. 31,        April 30,       July 31,
1996                                               1995            1996             1996            1996
----------------------------------------------------------------------------------------------------------
Net sales                                       $190,704        $214,501        $208,242      $212,683
Gross profit                                      49,449          56,232          53,560        54,965
Net income                                         5,125           8,711           6,057         7,131
Earnings per share, primary and fully diluted       $.13            $.23            $.16          $.19
==========================================================================================================


Amounts may not total due to rounding.

                INDEX TO EXHIBITS                                                               Page #
                                                                                                ------
3.1             Restated Articles of Incorporation, as amended, filed as
                Exhibit 3.1 to the Registrant's Annual Report on
                Form 10-K for the year ended July 31, 1988, are incorporated herein by reference.

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

10.3            Change in Control Agreements, dated as of December 9, 1996, with each of Eugene Applebaum, Markus M. Ernst, Gilbert C.
                Gerhard, Donald M. Stutrud and Eric Bolokofsky.                                 27

11.             Computation of Earnings Per Share.                                              57

21.             Subsidiaries of the Registrant.                                                 58

23.1            Consent of Coopers & Lybrand L.L.P., independent accountants                    59

27.             Financial Data Schedule.                                                        60

