Form 10-Q
period 1997-10-31
ARBOR DRUGS INC
filed 1997-11-26
CIK 791048

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1997           Commission File Number 0-14491


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


                                  248-643-9420
                                  ------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X       No
      -----        -----

        Indicate the number of shares outstanding of each of the issuer's
classes of common stock,   as of the latest practicable date.


                  Class                       Outstanding at November 25, 1997
-------------------------------------         --------------------------------
Common Stock, $.01 par value                          39,507,553

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                             Page No.
                                                                                             --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             October 31, 1997 and July 31, 1997                                                3

         Condensed Consolidated Statements of Income-
             Three Months Ended October 31, 1997
             and 1996                                                                          4

         Condensed Consolidated Statements of Cash Flows -
        Three Months Ended October 31, 1997 and 1996                                           5

         Notes to Condensed Consolidated Financial
             Statements                                                                        6

Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition                                    7-8


PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                      9


                     ARBOR DRUGS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Dollars in Thousands)                                        October 31,           July 31,
                                                                 1997                1997
                                                              -----------           --------
ASSETS
Current assets:
        Cash and cash equivalents                               $26,577               $43,537
        Securities available for sale                             6,415                   335
        Accounts receivable                                      29,197                25,565
        Inventory                                               154,895               131,700
        Deferred taxes                                            2,015                 1,965
        Prepaid expenses                                          2,883                 1,388
                                                              ---------             ---------
                Total current assets                            221,982               204,490
                                                              ---------             ---------

Property and equipment:
        Land and land improvements                               28,686                23,124
        Buildings                                                28,010                27,795
        Furniture, fixtures and equipment                        72,201                71,700
        Leasehold improvements                                   46,475                45,075
                Less accumulated depreciation                   (64,011)              (63,745)
                                                              ---------             ---------

                                                                111,361               103,949
                                                              ---------             ---------

Other assets:
        Intangible assets                                        20,869                21,238
                                                              ---------             ---------

                                                               $354,212              $329,677
                                                              =========             =========

LIABILITIES

Current liabilities:
        Notes payable, current portion                             $935                  $611
        Accounts payable                                         76,266                60,422
        Accrued rent                                              8,184                 7,753
        Accrued expenses                                          3,569                 2,886
        Accrued compensation and benefits                         7,389                 8,466
        Income tax payable                                        4,837                 3,436
                                                              ---------             ---------

                Total current liabilities                       101,180                83,574
                                                              ---------             ---------

Notes payable, net of current portion                            16,168                16,301
Deferred income tax                                               6,053                 6,023
Minority interest in subsidiaries                                   792                   768
                                                              ---------             ---------

                                                                 23,013                23,092
                                                              ---------             ---------

SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
        shares authorized; none issued                               --                    --
Common stock:  $.01 par value; 40,000,000
        shares authorized; 39,505,453 and 39,416,331
        issued and outstanding, respectively                        395                   394
Additional paid-in capital                                       76,464                74,870
Retained earnings                                               153,160               147,747
                                                              ---------             ---------

                                                                230,019               223,011
                                                              ---------             ---------

                                                               $354,212              $329,677
                                                              =========             =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


(Amounts in Thousands, Except                                             Three Months Ended
  Per Share Data)                                                             October 31,
                                                                       -----------------------------
                                                                          1997            1996
                                                                        -------          -----------

Net sales                                                                 $254,223        $224,973

Costs and expenses:
  Cost of sales                                                            189,320         167,315
  Selling, general and administrative                                       53,293          47,856
                                                                         ---------       ---------
            Income from operations                                          11,610           9,802

Interest expense                                                              (360)           (372)
Interest income                                                                457             330
                                                                         ---------       ---------

            Income before income tax                                        11,707           9,760

Provision for income tax                                                     3,928           3,367
                                                                         ---------       ---------

            Net income                                                      $7,779          $6,393
                                                                         =========       =========
Earnings per common share                                                    $0.19           $0.16
                                                                         =========       =========

Weighted average number of shares                                           40,978          38,807
                                                                         =========       =========

Earnings per common share -
        assuming full dilution                                               $0.19           $0.16
                                                                         =========       =========

Weighted average number of shares -
        assuming full dilution                                              41,111          38,924
                                                                         =========       =========

Cash dividend per common share                                              $0.060          $0.047
                                                                         =========       =========





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                     ARBOR DRUGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                                                          Three Months Ended
                                                                                              October 31,
                                                                                          -------------------
(Dollars in Thousands)
                                                                                          1997            1996
                                                                                          ----            ----
Operating activities:
        Net income                                                                      $7,779            $6,393
        Adjustments to reconcile to net cash provided by operations:
                Depreciation and amortization                                            4,117             4,096
        Changes in operating assets and liabilities:
                Accounts receivable                                                     (3,632)           (6,071)
                Inventory                                                              (23,195)          (13,897)
                Prepaid expenses                                                        (1,495)             (447)
                Accounts payable                                                        15,844            12,582
                Accrued expenses                                                            41             1,543
                Income tax payable                                                       1,401             1,755
                                                                                     ---------         ---------

                        Net cash provided by operations                                    860             5,954
                                                                                     ---------         ---------

Investing activities:
        Purchase of property and equipment, net                                        (10,600)          (11,208)
        Purchase of intangible assets                                                     (560)             (951)
        Purchase of short-term investments                                              (6,080)           (2,645)
                                                                                     ---------         ---------

                        Net cash used in investing activities                          (17,240)          (14,804)
                                                                                     ---------         ---------

Financing activities:
        Borrowings, net of principal payments on debt                                      191              (610)
        Dividends paid                                                                  (2,366)           (1,756)
        Proceeds from exercise of stock options
                and stock purchase plan                                                  1,595             5,126
                                                                                     ---------         ---------

                        Net cash (used in) provided by financing activities               (580)            2,760
                                                                                     ---------         ---------

Net decrease in cash and cash equivalents                                              (16,960)           (6,090)
                                                                                     ---------         ---------

Cash and cash equivalents at beginning of period                                        43,537            34,955
                                                                                     ---------         ---------
Cash and cash equivalents at end of period                                             $26,577           $28,865
                                                                                     =========         =========

        Cash paid for income tax                                                        $2,280              $165
                                                                                     =========         =========

        Cash paid for interest                                                            $503              $612
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at October 31, 1997, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.


2. INVENTORY VALUATION

        Inventory at interim periods is valued on a last-in, first-out (LIFO) basis which is determined based upon estimates of gross profit rates, inflation rates and inventory levels, and is adjusted for the results of physical inventories when taken.


3. EARNINGS PER SHARE

        Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and is effective for interim and annual periods beginning after December 15, 1997. Earlier adoption is not permitted. Using SFAS No. 128, "earnings per share" would have been $.20 and $.17, for the quarters ending October 31, 1997 and 1996, respectively, and "earnings per share-assuming dilution" would have been $.19 and $.16 for the quarters ending October 31, 1997 and 1996, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

        References to years are to the Company's fiscal years, which end July
31.

NET SALES

        Net sales reached $254.2 million for the three months ended October 31, 1997, an increase of 13.0 percent over the three months ended October 31, 1996. The increase reflects an increase in comparable store sales (stores open for one year or more) of 7.1 percent and sales made by stores opened in the last 12 months. As of October 31, 1997, the Company operated 202 stores, compared to 188 stores as of October 31, 1996, and 199 stores as of July 31, 1997.

        Prescription drug sales were $140.8 million for the three months ended October 31, 1997, an increase of 17.5 percent over the three months ended October 31, 1996, accounting for 55.4 percent of total sales for the three months ended October 31, 1997, compared to 53.3 percent for the three months ended October 31, 1996. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.


COST OF SALES

        Cost of sales represented 74.5 percent of net sales for the three months ended October 31, 1997, compared to 74.4 percent for the three months ended October 31, 1996. Generally, the increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 21.0 percent for the three months ended October 31, 1997, compared to 21.3 percent for the three months ended October 31, 1996. The decrease was primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.

PROVISION FOR INCOME TAX

        The provision for income tax as a percentage of income before income tax was 33.6 percent for the three months ended October 31, 1997, compared to 34.5 percent for the three months ended October 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended October 31, 1997, net cash was provided by operations ($.9 million) and through the exercise of stock options and employee stock purchase plan purchases ($1.6 million). Cash was principally used for capital expenditures and acquisitions ($11.2 million), purchase of short-term investments ($6.1 million) and cash dividends ($2.4 million). In the aggregate, the Company's net cash decreased by $17.0 million.

        The Company anticipates fiscal 1998 capital expenditures to total approximately $30 million. The funds will be used to open new stores, remodel existing stores and invest in retailing systems.

        The Company's current expansion plan contemplates adding approximately 20 new Arbor drugstores in fiscal 1998 through the leasing and development of new sites and, if suitable opportunities arise, acquisitions. As of October 31, 1997, 4 new stores have been opened and one store was consolidated during the current fiscal year.

        The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1998. As of October 31, 1997, the Company had no outstanding borrowings against its line of credit.

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



                                              ARBOR DRUGS, INC.
                                                (Registrant)




DATED: November 26, 1997                         /s/ Gilbert C. Gerhard
                                                 ------------------------------

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