Form 10-Q
period 1998-01-31
ARBOR DRUGS INC
filed 1998-03-16
CIK 791048

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                        -------    -------

Commission File Number 0-14491
                       -------

                               ARBOR DRUGS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)



          State of Michigan                          38-2054345
  ----------------------------------                 -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

  3331 West Big Beaver, Troy, Michigan               48084
  --------------------------------------             -----
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


Yes  X    No
    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at March 13, 1998
----------------------------              -----------------------------
Common Stock, $.01 par value                      59,392,225

                       ARBOR DRUGS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            January 31, 1998 and July 31, 1997                                               3

         Condensed Consolidated Statements of Income-
            Three and Six Months Ended January 31, 1998
            and 1997                                                                         4

         Condensed Consolidated Statements of Cash Flows -
            Six Months Ended January 31, 1998 and 1997                                       5

         Notes to Condensed Consolidated Financial
            Statements                                                                      6-7

Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition                                   7-8


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                 9

Item 6.  Exhibits and Reports on Form 8-K                                                   10

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in Thousands)                                      January 31,             July 31,
                                                               1998                  1997
                                                            ----------             ---------
ASSETS

Current assets:
     Cash and cash equivalents                                 $44,679               $43,537
     Securities available for sale                                 800                   335
     Accounts receivable                                        25,906                25,565
     Inventory                                                 150,788               131,700
     Deferred taxes                                              2,245                 1,965
     Prepaid expenses                                            2,207                 1,388
                                                            ----------             ---------
          Total current assets                                 226,625               204,490
                                                            ----------             ---------

Property and equipment:
     Land and land improvements                                 35,855                23,124
     Buildings                                                  27,475                27,795
     Furniture, fixtures and equipment                          75,251                71,700
     Leasehold improvements                                     47,149                45,075
          Less accumulated depreciation                        (67,133)              (63,745)
                                                            ----------             ---------
                                                               118,597               103,949
                                                            ----------             ---------
Other assets:
     Intangible assets                                          20,719                21,238
                                                            ----------             ---------
                                                              $365,941              $329,677
                                                            ==========             =========

LIABILITIES

Current liabilities:
     Notes payable, current portion                               $622                  $611
     Accounts payable                                           76,012                60,422
     Accrued rent                                                8,513                 7,753
     Accrued expenses                                            3,516                 2,886
     Accrued compensation and benefits                           7,849                 8,466
     Income tax payable                                          4,441                 3,436
                                                            ----------             ---------
          Total current liabilities                            100,953                83,574
                                                            ----------             ---------

Notes payable, net of current portion                           16,045                16,301
Deferred income tax                                              6,173                 6,023
Minority interest in subsidiaries                                  809                   768
                                                            ----------             ---------
                                                                23,027                23,092
                                                            ----------             ---------

SHAREHOLDERS' EQUITY

Preferred stock:  $.01 par value; 2,000,000
     shares authorized; none issued                                 --                    --
Common stock:  $.01 par value; 100,000,000
     shares authorized; 59,363,555 and 59,124,496
     issued and outstanding, respectively                          594                   394
Additional paid-in capital                                      77,659                74,870
Retained earnings                                              163,708               147,747
                                                            ----------             ---------
                                                               241,961               223,011
                                                            ----------             ---------
                                                              $365,941              $329,677
                                                            ==========             =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


(Amounts in Thousands, Except                  Three Months Ended             Six Months Ended
    Per Share Data)                                January 31,                   January 31,
                                              ------------------------      ----------------------
                                                1998            1997          1998          1997
                                              --------        --------      --------      --------
Net sales                                     $282,405        $250,318      $536,628      $475,291

Costs and expenses:
    Cost of sales                              208,706         185,449       398,026       352,764
    Selling, general and administrative         52,457          48,586       105,750        96,442
                                              --------        --------      --------      --------

           Income from operations               21,242          16,283        32,852        26,085

Interest expense                                  (336)           (534)         (696)         (906)
Interest income                                    328             357           785           687
                                              --------        --------      --------      --------

           Income before income tax             21,234          16,106        32,941        25,866

Provision for income tax                         7,113           5,378        11,041         8,745
                                              --------        --------      --------      --------

           Net income                          $14,121         $10,728       $21,900       $17,121
                                              ========        ========      ========      ========

Basic earnings per common share (note 3)         $0.24           $0.18         $0.37         $0.30
                                              ========        ========      ========      ========

Diluted earnings per common share (note 3)       $0.23           $0.18         $0.35         $0.29
                                              ========        ========      ========      ========

Cash dividend per common share                  $0.060          $0.040        $0.100        $0.071
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                              Six Months Ended
(Dollars in Thousands)                                                           January 31,
                                                                      -------------------------------
                                                                        1998                   1997
                                                                      ---------             ---------
Operating activities:
   Net income                                                           $21,900               $17,121
   Adjustments to reconcile to net cash provided by operations:
      Depreciation and amortization                                       8,299                 8,427
   Changes in operating assets and liabilities:
      Accounts receivable                                                  (341)               (8,086)
      Inventory                                                         (19,088)              (19,466)
      Prepaid expenses                                                     (819)                1,018
      Accounts payable                                                   15,590                 9,633
      Accrued expenses                                                      684                   844
      Income tax payable                                                  1,005                   527
                                                                      ---------             ---------

               Net cash provided by operations                           27,230                10,018
                                                                      ---------             ---------

Investing activities:
   Purchase of property and equipment, net                              (21,114)              (16,405)
   Purchase of intangible assets                                         (1,314)               (1,931)
   (Purchase) sale of short-term investments                               (465)                  520
                                                                      ---------             ---------

               Net cash used in investing activities                    (22,893)              (17,816)
                                                                      ---------             ---------

Financing activities:
   Principal payments on debt                                              (245)               (5,224)
   Dividends paid                                                        (5,922)               (4,095)
   Proceeds from exercise of stock options
      and stock purchase plan                                             2,972                16,103
                                                                      ---------             ---------

               Net cash (used in) provided by financing activities       (3,195)                6,784
                                                                      ---------             ---------

Net increase (decrease) in cash and cash equivalents                      1,142                (1,014)
                                                                      ---------             ---------

Cash and cash equivalents at beginning of period                         43,537                34,955
                                                                      ---------             ---------

Cash and cash equivalents at end of period                              $44,679               $33,941
                                                                      =========             =========

   Cash paid for income tax                                              $9,763                $4,173
                                                                      =========             =========

   Cash paid for interest                                                  $786                $1,201
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

                       ARBOR DRUGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows at January 31, 1998, and for all periods presented. The condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes contained in Arbor's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for the full year.

              On December 2, 1997, the Board of Directors declared a 3 for 2 stock split which was effected in the form of a dividend paid on December 16, 1997. Accordingly, all per share and stock amounts have been restated to reflect this dividend.

2.       INVENTORY VALUATION

              Inventory at interim periods is valued on a last-in, first-out
         (LIFO) basis which is determined based upon estimates of gross profit rates, inflation rates and inventory levels, which is adjusted for the results of physical inventories when taken.

3.       EARNINGS PER SHARE

              Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was issued in February 1997 and is effective for interim and annual periods beginning after December 15, 1997. The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Statement requires the presentation of both basic and diluted EPS on the face of the income statement with a supplementary reconciliation of the numerators and denominators used in the calculations.

              A reconciliation of the numerators and denominators used in the
         basic and diluted EPS   calculations follows:

                                                        Three Months Ended                       Six Months Ended
                                                            January 31,                             January 31,
                                                      -------------------------               -----------------------
(In Thousands)                                         1998               1997                 1998            1997
                                                      -------           -------               -------         -------
Numerator:
Net Income                                            $14,121           $10,728               $21,900         $17,121
                                                      =======           =======               =======         =======
Denominator:
Weighted average shares outstanding
   for the period - used for basic
   EPS calculation                                     59,294            58,349                59,231          57,472

Weighted average options outstanding
   for the period                                       2,756             1,301                 2,547           1,151
                                                      -------           -------               -------         -------

Weighted average shares outstanding
   for the period - used for diluted
   EPS calculation                                     62,050            59,650                61,778          58,623
                                                      =======           =======               =======         =======

              Earnings per share for the three month and six month periods ended January 31, 1997 have been restated to conform to SFAS No. 128.

4.       SUBSEQUENT EVENT

              On February 8, 1998, Arbor, CVS Corporation, and Red
         Acquisition, Corp., a wholly owned subsidiary of CVS, signed a merger agreement pursuant to which CVS will acquire Arbor in a stock-for-stock transaction valued at approximately $1.5 billion. The transaction is subject to approval by the shareholders of Arbor and other customary closing conditions.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         RESULTS OF OPERATIONS

               References to years are to the Company's fiscal years, which end July 31.

         NET SALES

              Net sales reached $282.4 million and $536.6 million for the three and six months ended January 31, 1998, respectively, an increase of
         12.8 percent and 12.9 percent, respectively, over the comparable periods of the prior year. The increases reflect an increase in comparable store sales (stores open for one year or more) of 8.1 percent and 7.6 percent for the three and six months ended January 31, 1998, respectively, and sales made by stores opened in the last 12 months. As of January 31, 1998, the Company operated 207 stores, compared to 191 stores as of January 31, 1997, and 199 stores as of July 31, 1997.

              Prescription drug sales were $149.3 million and $290.1 million for the three and six months ended January 31, 1998, respectively, an increase of 17.1 percent and 17.3 percent, respectively, over the
         comparable periods of the prior year.    Prescription drug sales
         represented 52.9 percent and 54.1 percent of total sales for the three and six months ended January 31, 1998, respectively, compared to 50.9 percent and 52.0 percent for the three and six months ended January 31, 1997. The increases, in both absolute amount and relative contribution, were primarily attributable to the larger store base, a greater number of prescriptions filled on a comparable-store basis and an increase in the average prescription price. The latter reflected price increases for certain existing brand name drugs and the introduction of new brand name drugs, offset in part by the lower prices of generic drugs, which are marketed as the corresponding brand name drugs lose patent protection.

         COST OF SALES


              Cost of sales represented 73.9 percent and 74.2 percent of net sales for the three and six months ended January 31, 1998, respectively, compared to 74.1 percent and 74.2 percent, respectively, for the three and six months ended January 31, 1997. During the quarter, the Company experienced sales increases in higher margin seasonal products. This was somewhat offset by decreases in over-the-counter cough and cold product sales, due to the later start of the flu season. Also, the slower growth rate in pharmacy sales, which contribute lower margins than non-pharmacy sales, had a positive impact on gross margins.

              The Company expects that cost of sales as a percentage of net sales will increase in future quarters, as it has historically. Historical increases reflect rising pharmaceutical product costs and gross margin percentage pressure due to the reimbursement practices of the Company's third-party providers. Third-party providers generally pay the Company an amount determined by formula to reimburse it for the cost of the prescription drugs dispensed plus a fixed dispensing fee to compensate it for the services rendered. As pharmaceutical costs increase, the gross margin percentage on such sales decreases because the dispensing fee remains the same pursuant to the applicable third-party program. Changes in the reimbursement formulas of the various third-party providers with which the Company has contracts may also affect the Company's gross margin and operating income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


              Selling, general and administrative ("SG&A") expenses, as a percentage of net sales, amounted to 18.6 percent and 19.7 percent for the three and six months ended January 31, 1998, respectively, compared to 19.4 percent and 20.3 percent, respectively, for the three and six months ended January 31, 1997. The decreases were primarily attributable to the Company's efforts to control expenses and by the higher level of net sales.


         PROVISION FOR INCOME TAX

              The provision for income tax as a percentage of income before income tax was 33.5 percent for the three and six months ended January 31, 1998, compared to 33.4 percent and 33.8 percent, respectively, for the three and six months ended January 31, 1997.


         LIQUIDITY AND CAPITAL RESOURCES


              For the six months ended January 31, 1998, net cash was provided by operations ($27.2 million) and through the exercise of stock options and employee stock purchase plan purchases ($3.0 million). Cash was principally used for capital expenditures and acquisitions ($22.4 million) and cash dividends ($5.9 million). In the aggregate, the Company's net cash increased by $1.1 million.

              The Company anticipates fiscal 1998 capital expenditures to total approximately $35 million. The funds will be used to open new stores, remodel existing stores and invest in retailing systems.

              The Company's current expansion plan contemplates adding approximately 20 new Arbor drugstores in fiscal 1998 through the leasing and development of new sites and, if suitable opportunities arise, acquisitions. As of January 31, 1998, 9 new stores have been opened and one store was consolidated during the current fiscal year.

              The Company believes that existing cash, cash equivalents and short-term investments, cash provided from future operations and funds available under a $50 million line of credit will support anticipated expansion and working capital needs arising in the ordinary course of business during fiscal 1998. As of January 31, 1998, the Company had no outstanding borrowings against its line of credit.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on December 2, 1997. At the annual meeting, the following persons were elected directors of the Company and the following votes were cast for or were withheld from voting (including broker non-votes and abstentions) with respect to the election of each such person:

                                                                         Votes
                                                                         -----
              Name                                             For                  Withheld
              ----                                         ------------            ----------
         Eugene Applebaum                                   34,713,695               309,746
         Markus M. Ernst                                    34,714,002               309,439
         Gilbert C. Gerhard                                 34,714,507               308,934
         David B. Hermelin                                  34,708,745               314,696
         Spencer M. Partrich                                34,713,063               310,378
         Laurie M. Shahon                                   34,714,185               309,256
         Samuel Valenti III                                 32,503,583             2,519,858

         In addition, the following proposals were approved at the annual meeting:

                                                                                                                      Broker
                                                                                                                      Non-
                                                         For             Against             Abstain                  Votes
                                                   ---------------    -------------      ---------------         ---------------
         1)   To increase the number of
              authorized common shares                31,310,316         3,447,101           81,160                   184,864
              from 40,000,000 to
              100,000,000

         2)   To amend the 1996 Stock
              Option Plan to, among
              other things, increase the
              number of shares issuable
              upon exercise of options
              available for grant by
              3,000,000                               25,221,843         4,950,022          109,339                 4,742,237

         3)   To amend the Employee
              Stock Purchase Plan to
              increase the number of
              shares available for
              purchase by 500,000                     30,828,476           132,263           95,517                 3,967,185



         All votes were cast prior to the stock split effective December 17, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits required by Item 601 of Regulation S-K:

         2 Agreement and Plan of Merger dated as of February 8, 1998, among Arbor Drugs, Inc., CVS Corporation and Red Acquisition, Inc., which is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 11, 1998.

         3.1  Bylaw amendment adopted February 8, 1998.

         3.2  Bylaws, as amended, through February 8, 1998.

         27   Financial Data Schedule

         99 Option and Voting Agreement dated as of February 8, 1998, among CVS Corporation and certain holders of the Company's common stock, which is hereby incorporated by reference to Annex C to the Company's Proxy Statement dated March 3, 1998 relating to the Company's Special Meeting to be held March 31, 1998.

    (b)  Reports on Form 8-K:

              On February 11, 1998, the Company filed a Current Report on Form 8-K to report the execution and delivery by the Company of an Agreement and Plan of Merger dated as of February 8, 1998, pursuant to which the Company will be acquired by CVS Corporation.

              On March 5, 1998, the Company filed a Current Report on Form 8-K to report the Company's issuance of a joint press release with CVS Corporation relating to the commencement of shareholder litigation, against the Company, CVS Corporation and the directors of the Company, arising out of the Company's execution of the above-described Agreement and Plan of Merger.


                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ARBOR DRUGS, INC.
                                              ----------------------------
                                                (Registrant)




DATED: March 16, 1998                         /s/ Gilbert C. Gerhard
       --------------                         ----------------------------
                                              Gilbert C. Gerhard
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
2                   Agreement and Plan of Merger dated as of February 8, 1998, among Arbor Drugs, Inc., CVS Corporation and
                    Red Acquisition, Inc., which is hereby incorporated by reference to Exhibit 2.1 to the Company's
                    Current Report on Form 8-K filed February 11, 1998.

3.1                 Bylaw amendment adopted February 8, 1998.

3.2                 Bylaws, as amended, through February 8, 1998.

27                  Financial Data Schedule

99                  Option and Voting Agreement dated as of February 8, 1998, among CVS Corporation and certain holders of the Company's common stock, which is hereby incorporated by reference to Annex C to the
                    Company's Proxy Statement dated March 3, 1998 relating to the Company's Special Meeting to be held
                    March 31, 1998.